Form 10-K405
period 1996-06-30
CARDIAC PATHWAYS CORP
filed 1996-08-21
CIK 1012367

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-K

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934 FOR THE FISCAL YEAR ENDED JUNE 30, 1996 OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE TRANSITION PERIOD FROM
   ------------------------ TO
   ------------------------.

                       COMMISSION FILE NUMBER: 000-28372

                          CARDIAC PATHWAYS CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                    DELAWARE                                           77-0278792
         (State or other jurisdiction of                            (I.R.S. Employer
         incorporation or organization)                          Identification Number)
    995 BENECIA AVENUE, SUNNYVALE, CALIFORNIA                            94086
     (Address of principal executive office)                           (zip code)

       Registrant's telephone number, including area code: (408) 737-0505
          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                                 NAME OF EACH EXCHANGE
               TITLE OF EACH CLASS                                ON WHICH REGISTERED
              ---------------------                              ---------------------
                      None                                                None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                         Common Stock, $.001 par value
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                Yes        No X*

* Registrant has been subject to such requirements since June 12, 1996 and has filed all required reports during such time.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

     The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on July 31, 1996 as reported on the Nasdaq National Market, was approximately $68,355,058. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     As of July 31, 1996, the registrant had outstanding 9,279,195 shares of Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The Registrant has incorporated by reference into Part III of this Form 10-K portions of its Proxy Statement for the Annual Meeting of Stockholders to be held October 9, 1996.

                                     PART I

ITEM 1.  BUSINESS

     This Report contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors including those set forth below under "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Overview," "-- Liquidity and Capital Resources," the second paragraph of "Business -- Overview" and elsewhere in this Report.

OVERVIEW

     Cardiac Pathways Corporation (the "Company") designs, develops and manufactures minimally invasive systems to diagnose and treat cardiac tachyarrhythmias (abnormally rapid heart rhythms) which, if untreated, can cause palpitations, fainting and sudden cardiac arrest (a fatal heart rhythm). The Company is developing products designed to provide integrated system solutions for the successful diagnosis and treatment of ventricular tachycardia and atrial fibrillation, two of the most serious and prevalent types of abnormally rapid heart rhythms. The Company's products consist of systems for diagnostic mapping, or locating the source of the tachyarrhythmia within the heart, and for performing ablation treatment, a nonsurgical, minimally invasive technique for neutralizing heart tissue responsible for starting or maintaining a dangerous heart rhythm. Current mapping and ablation procedures can take many hours to complete. The Company believes its systems will substantially shorten mapping and ablation procedure time and provide safe and more effective treatments of ventricular tachycardia and atrial fibrillation than other current forms of therapy. The Company's strategy is to establish its Ventricular Tachycardia Ablation System, Arrhythmia Mapping Systems and Atrial Fibrillation Ablation System as the preferred means for the diagnosis and treatment of ventricular tachycardia and atrial fibrillation.

     The Company has generated only limited revenues from sales of supraventricular tachycardia and diagnostic catheters in certain markets. The Company does not have any experience in manufacturing, marketing or selling in commercial quantities its products for diagnosis and treatment of ventricular tachycardia and atrial fibrillation. There can be no assurance that the Company's development efforts will result in commercially available products for diagnosis and treatment of ventricular tachycardia and atrial fibrillation, that any such product will prove to be safe and efficacious in clinical trials, that required regulatory approvals will be obtained in a timely manner, or at all, or that the Company will be successful in introducing any such product. Any commercialization of the Company's products will require substantial development, clinical, regulatory, manufacturing, sales and marketing and other expenditures. The Company expects its operating losses to continue through at least the end of calendar 1998 as it continues to expend substantial funds for clinical trials in support of regulatory approvals, expansion of research and development activities, establishment of commercial-scale manufacturing capabilities and expansion of sales and marketing activities. There can be no assurance that any of the Company's potential products for diagnosis and treatment of ventricular tachycardia and atrial fibrillation will be successfully commercialized or that the Company will achieve significant revenues from either international or domestic sales. In addition, there can be no assurance that the Company will achieve or sustain profitability in the future.

BACKGROUND

     The heart consists of four chambers: the ventricles, the lower two chambers, and the atria, the upper two chambers. A healthy heart at rest beats between 60 to 100 times per minute and pumps over 1,800 gallons of blood per day. A normal heartbeat is the coordinated contraction of each of the heart's chambers resulting from the conduction of organized electrical signals generated by the heart's natural pacemaker, the sinoatrial node ("SA node"). The SA node, located in the right atrium, initiates the heartbeat by generating an electrical signal that causes the atria to contract and helps to fill the ventricles, the heart's primary pumping chambers. Once spread throughout the atria, the electrical activity of the SA node conducts an electrical signal to the atrioventricular node ("AV node"). The AV node serves as a delay timer and electrical signal conductor, allowing the atria to complete their contraction thus filling the ventricles with blood, then facilitating the organized spread of the electrical signal to the ventricles, causing them to contract and distribute deoxygenated blood to the lungs from the right ventricle and freshly oxygenated blood to the rest of the body from the left ventricle.

     When defects compromise the normal conduction of this electrical activity, the pumping rhythm of the heart can be affected, resulting in cardiac arrhythmias (abnormal heart rhythms). Cardiac arrhythmias have numerous causes, including congenital defects, tissue damage due to heart attacks or arteriosclerosis (the deposition of fatty substances in the inner layer of the arteries) and other diseases, that accelerate, delay or redirect the transmission of electrical activity, thereby disrupting the normal coordinated contractions of the chambers. During a cardiac arrhythmia, the heart beats either too slowly or too rapidly. Cardiac arrhythmias characterized by an abnormally slow heart rate, usually defined as a rate lower than 60 beats per minute, are generally treated by implantation of a pacemaker that delivers electrical impulses to increase the heart rate. Cardiac arrhythmias characterized by an abnormally high rate of more than 100 beats per minute are known as cardiac tachyarrhythmias. The following diagrams illustrate the four chambers of the heart and a typical location of electrical signals associated with ventricular tachycardia and atrial fibrillation in the heart's chambers.

                                      LOGO

              THE FOUR CHAMBERS                              TYPICAL LOCATION OF
                OF THE HEART                               ATRIAL FIBRILLATION AND
                                                           VENTRICULAR TACHYCARDIA

  Ventricular Tachycardia

     Disease Characteristics. Ventricular tachycardia is a life-threatening condition characterized by the ventricles beating at an abnormally rapid rate, significantly interfering with the pumping of oxygenated blood throughout the body. When the ventricles beat at an abnormally rapid rate, they lack sufficient time to fill with blood prior to each contraction. As a result, less blood is pumped out of the heart and less oxygen is carried to the tissues and organs of the body. This lack of oxygen can cause dizziness, loss of consciousness and sudden cardiac arrest. Individuals with ventricular tachycardia are at risk of imminent death due to the unpredictable nature of ventricular tachycardia. Most ventricular tachycardias result from myocardial infarctions (heart attacks) caused by coronary artery disease. When a myocardial infarction occurs due to a blockage in one or more coronary arteries, a portion of the heart muscle (most often in the left ventricle) dies. After the portion of the left ventricle heart muscle that was served by the blocked artery dies, an irregular border consisting of intermixed healthy and scar tissue forms. Ventricular tachycardias typically originate at this irregular border of healthy and scar tissue.

     Disease Incidence. Each year more than 300,000 people in the United States experience a sudden cardiac arrest episode. Of these, approximately 50,000 individuals survive primarily through emergency defibrillation. These survivors are at risk for ventricular tachycardia or another sudden cardiac arrest episode. The Company believes that over 100,000 individuals who have never had a sudden cardiac arrest episode are diagnosed each year with symptomatic ventricular tachycardia. In addition, the American Heart Association estimates that approximately 1.5 million individuals suffer myocardial infarctions annually in the United States, of which, approximately 1.0 million survive. Approximately 30% of the survivors of a myocardial infarction are at risk of suffering an episode of ventricular tachycardia within one year of surviving the myocardial infarction. If safe and cost-effective diagnosis and treatment were available, these individuals would be candidates for early diagnosis and treatment of ventricular tachycardia.

     Current Therapies. The currently prescribed therapies for ventricular tachycardia are not curative and in many instances have undesirable side effects. Antiarrhythmic drugs have been the most common treatment of ventricular tachycardia. In 1989, a major multi-center randomized trial evaluating the antiarrhythmic capabilities of several different drugs indicated that these drugs in many instances, actually induced the ventricular tachycardias they were designed to prevent. Furthermore, toxic side effects, including pulmonary fibrosis, corneal micro deposits and liver dysfunction, often prevent patients from long-term usage of these drugs. The automatic implantable cardioverter defibrillator ("ICD") has also become a standard therapy in the treatment of ventricular tachycardia. The cost of an ICD system averages $25,000 and total costs associated with the implant including hospitalization average $55,000. The ICD detects and stops an arrhythmia once it has started by pacing or by applying high energy pulses, but does not cure the ventricular tachycardia or remove the arrhythmia-causing tissue. Significant side effects that result from the ICD include pain associated with high energy defibrillation pulses, physical discomfort at the implant site, adverse psychological effects from dependence upon the device for life saving intervention and a risk of infection. Many ICD patients also receive antiarrhythmic drug therapy in an attempt to minimize the frequency of ventricular tachycardia episodes. An infrequently used procedure to treat ventricular tachycardia is open heart surgery, where a highly trained cardiovascular surgeon removes the arrhythmia causing tissue.

     While not a mainstay therapy, single point radiofrequency catheter ablation for ventricular tachycardia is being performed throughout the United States and Western Europe. Currently, mapping and ablation of ventricular tachycardia is a slow and tedious process because physicians are able to evaluate only a single point in the heart at a time. Ventricular tachycardia can best be treated when the patient is actually experiencing an episode of arrhythmia, which must be induced and carefully monitored by the physician. In the vast majority of individuals suffering from ventricular tachycardia, single point mapping techniques are not effective because of the rapid rate of the ventricular tachycardia. A patient with rapid rate ventricular tachycardia cannot be left in this unstable heart rhythm for a sufficient length of time to identify the origins of the ventricular tachycardia. Another limiting factor of ventricular tachycardia ablation has been the inability of current catheters to generate a lesion that is deep enough to effectively ablate the thick ventricular scar tissue that results from a previous myocardial infarction.

  Atrial Fibrillation

     Disease Characteristics. Atrial fibrillation is a condition in which the regular pumping function of the atria is replaced by a disorganized, ineffective quivering caused by chaotic conduction of electrical signals through the upper chambers of the heart. Atrial fibrillation is often associated with other forms of cardiovascular disease, including congestive heart failure, rheumatic heart disease, coronary artery disease, left ventricular hypertrophy, cardiomyopathy or hypertension. The progression of atrial fibrillation varies among individuals. Initial episodes of atrial fibrillation are generally symptomatic, intermittent (paroxysmal) episodes. Certain individuals suffer recurring episodes of atrial fibrillation that progress to a chronic state. Although not immediately life threatening, atrial fibrillation may cause up to a 30% reduction in cardiac output and a reduction in cerebral blood flow during the fibrillation episode, resulting in shortness of breath, fainting, fatigue and reduced exercise capacity. Ventricular rates can also rise dangerously high when the chaotic signals of the atria are conducted to these lower chambers of the heart. More seriously, since the atria provide minimal pumping function during atrial fibrillation, blood pools in the chambers, which can lead to the formation of blood clots. Blood clots in the left atrium can dislodge and travel to the brain resulting in stroke. Considered for years to be a benign disorder, atrial fibrillation is now recognized as placing affected patients at a significantly increased risk for stroke. The American Heart Association estimates that 75,000 strokes per year in the United States (approximately 25% of all strokes) are related to atrial fibrillation, with published reports of up to 70% of patients dying or suffering significant neurologic deficit. The mortality rate of patients with atrial fibrillation associated stroke is high in relation to other causes of stroke, with a reported 23% of these patients dying within 30 days of the stroke, compared to only 8% of stroke patients who do not have atrial fibrillation. Moreover, based upon studies estimating the average lifetime cost for a stroke patient, the Company estimates an annual cost to the United States health care system for the estimated 75,000 strokes related to atrial fibrillation of in excess of $7.4 billion.

     Disease Incidence. Atrial fibrillation affects up to 4% of the United States population over the age of 60 years. The National Center for Health Statistics reported that atrial fibrillation was the primary diagnosis for 130,000 emergency room visits and 227,000 hospitalizations in the United States in 1992, more hospitalizations than any other cardiac arrhythmia. In addition, there were approximately 1.4 million hospital discharges in which atrial fibrillation was a listed diagnosis and more than 1.5 million outpatient visits by individuals who have atrial fibrillation as a primary diagnosis.

     Current Therapies. Currently, the only curative treatment for atrial fibrillation is a rarely performed open heart surgical procedure (the surgical maze procedure) in which the surgeon makes several incisions in the right and left atria creating scar tissue to electrically isolate portions of the atria. This open heart surgical procedure is complex, costly and associated with high morbidity and mortality and therefore only used in extreme cases. There are a limited number of patients for whom a reversible cause for atrial fibrillation can be readily identified (for example patients with hyperthyroidism, alcoholism or diabetes) and in whom atrial fibrillation does not recur once the cause has been alleviated. Goals for managing patients with atrial fibrillation are to restore and maintain the normal atrial rhythm and pumping function, control the ventricular rate and prevent stroke. None of the commonly prescribed alternative therapeutic options is curative and most have undesirable side effects. Antiarrhythmic drugs, which control the ventricular rate during atrial fibrillation, increase the risk of the patient developing life-threatening ventricular arrhythmias. In addition, the rate of recurrence of atrial fibrillation in patients using antiarrhythmic drugs is high, with trials reporting as many as 60% of the patients failing to sustain normal heart rhythm for one year. Side effects can include nausea, diarrhea, difficulty in urinating, thyroid dysfunction, pulmonary fibrosis and liver dysfunction. Anticoagulation drugs are generally recommended for use in concert with antiarrhythmic drugs to reduce the risk of stroke. Anticoagulation therapy requires attentive and frequent patient follow-up, generally including monthly prothrombin time testing (an indicator of the blood's ability to form clots) and dose adjustments to prevent hemorrhage complications.

     Internal electrical cardioversion, in which an implantable atrial defibrillator automatically detects the onset of atrial fibrillation and delivers low-energy shocks, has recently been introduced as a method to convert atrial fibrillation to normal heart rhythm. Clinical trials of this proposed treatment are in their early stages. A recent study indicated that initial conversion rates are near 85%. However, reversion rates to atrial fibrillation are high, and the automatic implantable atrial defibrillator is not a curative therapy. In addition, the level of patient discomfort is often unacceptable.

     Less invasive treatments of atrial fibrillation include permanent destruction of the AV node by catheter ablation accompanied by implantation of a pacemaker, a procedure generally reserved for symptomatic individuals experiencing prolonged or chronic episodes of atrial fibrillation where control of the ventricular rate is the primary objective. The procedure ensures a regular, controlled ventricular rate and improved cardiac output (with enhanced quality of life), but the risks of stroke remain, and the atrial contribution to cardiac output is not restored since the atria continue to fibrillate. In addition, the patient becomes dependent upon the pacemaker to maintain an adequate heart rate, and failure of the pacemaker can result in sudden loss of consciousness or death. Several institutions in Europe and the United States have undertaken procedures in which conventional radiofrequency ablation catheters are dragged along the inside surface of the right and/or left atrium, applying radiofrequency energy to electrically isolate portions of the atria with scar tissue. However, it has been difficult to create a continuous line of block to electrically isolate portions of the atria using conventional radiofrequency catheters. In addition, although results achieved for atrial fibrillation ablation at St. Francis Hospital in Tulsa, Oklahoma have been encouraging, the mean time of this center's ablation procedures has been approximately 10 hours.

  Supraventricular Tachycardia

     Supraventricular tachycardias affect ventricular rate from an origin above the ventricles. During in-utero development, incomplete separation of the top and bottom chambers of the heart leaves small muscle bundles that can rapidly conduct electrical signals between chambers, resulting in a rapid heart rhythm. The most common types of supraventricular tachycardias are Wolff-Parkinson-White ("WPW") syndrome and Atrioventricular Nodal Reentrant Tachycardia ("AVNRT"). WPW syndrome involves a congenital remnant of muscle tissue, an accessory pathway, between the atria and ventricles that can very rapidly conduct electrical signals between the top and bottom chambers of the heart. AVNRT, primarily a congenital condition, is characterized by a circuit of conductive tissue between a part of the AV node and either the atria or the ventricles. This circuit, like that of WPW syndrome, can conduct the electrical signals from the AV node rapidly, leading to a symptomatic tachycardia.

     These two common types of supraventricular tachycardias are readily treatable using standard radiofrequency catheter ablation techniques. Since its introduction in 1986, the success of radiofrequency catheter ablation has led to a rapid decrease in the existing untreated population of patients with WPW syndrome and AVNRT. While radiofrequency catheter ablation is the most common treatment for the WPW syndrome and AVNRT types of supraventricular tachycardia, antiarrhythmic drug therapy is also a prescribed treatment. Antiarrhythmic drugs do not successfully control the supraventricular tachycardia in many patients and often result in undesirable side effects. Given the low morbidity and mortality, and high success rate associated with radiofrequency catheter ablation, the Company believes that this curative procedure has become the treatment of choice for WPW syndrome and AVNRT.

THE CARDIAC PATHWAYS SOLUTION

     The Company is developing products to provide a comprehensive solution for the successful diagnosis and treatment of ventricular tachycardia and atrial fibrillation. The Company's systems are designed to allow the electrophysiologist to perform high resolution mapping, which facilitates location of cardiac tachyarrhythmias and assesses the effectiveness of the minimally invasive ablation treatment. Current mapping and ablation procedures can take many hours to complete. The Company believes its systems will substantially shorten mapping and ablation procedure time and provide safe and more effective treatments than other forms of therapy. The Company has also developed and is currently marketing products for the diagnosis and treatment of supraventricular tachycardia. The following are features and benefits of the core technologies used in the Company's products.

     High Resolution Mapping for Ventricular Tachycardia. The Company's Arrhythmia Mapping System for ventricular tachycardia utilizes a patented, basket-shaped, multi-site, high resolution device which is placed in the ventricle with a minimally invasive procedure, similar to a conventional heart catheterization. This device is designed to allow the electrophysiologist to quickly locate high rate ventricular tachycardia at multiple sites, thus providing a significant improvement over currently used single point mapping techniques. The Company believes that this ability to locate the source of the ventricular tachycardia will enable a large population of patients to receive successful treatment using the Company's Ventricular Tachycardia Ablation System. Currently, these patients have no reliable minimally invasive means to locate their high rate ventricular tachycardia.

     Cooled Ablation for Ventricular Tachycardia. The Company's Ventricular Tachycardia Ablation System utilizes a patented electrode-cooling catheter that allows the electrophysiologist to deliver greater energy levels than existing technologies to the site that is causing the ventricular tachycardia without a significant risk of producing charred blood particles that could lead to stroke. The Company believes that the ability to make deeper and wider lesions enables more effective treatment.

     Linear Lesion Ablation for Atrial Fibrillation. The Company's Atrial Fibrillation Ablation System utilizes a proprietary, non-metallic conformable electrode device that conforms to the irregular surface in the atrium and delivers radiofrequency energy for lesion creation through a conductive fluid medium. With this technology, the electrophysiologist is able to create an unbroken transmural lesion in the atrium causing disruption of the electrical wavefronts associated with atrial fibrillation. The Company believes ablation procedures utilizing this technology will be more effective and significantly less time consuming than other types of catheter ablation techniques and as effective as the surgical maze procedure, which currently is the only curative treatment.

     High Resolution Mapping for Atrial Fibrillation. The Company's Arrhythmia Mapping System for atrial fibrillation utilizes a basket-shaped, multi-site, high resolution device similar to that used in its Arrhythmia Mapping System for ventricular tachycardia, but which has been designed to conform to the atria. This technology provides high resolution, multi-site, simultaneous mapping and is designed to be used to quickly locate the source of the arrhythmia and to quickly assess the effectiveness of the ablation treatment. The Company believes this approach will significantly shorten the length of ablation procedures.

STRATEGY

     The Company's strategy is to establish its Ventricular Tachycardia Ablation System, Arrhythmia Mapping Systems and Atrial Fibrillation Ablation System as the preferred means for the diagnosis and treatment of ventricular tachycardia and atrial fibrillation. The following are the key elements of the Company's strategy:

     Demonstrate clinical efficacy and safety of the Company's mapping and ablation systems leading to commercialization. The Company expects to market its systems in the United States and internationally. Successful clinical trials leading to regulatory approval are critical for market acceptance of the Company's systems. The Company has established scientifically rigorous clinical studies to assess the efficacy and safety of its Arrhythmia Mapping System for use in the left ventricle and its Ventricular Tachycardia Ablation System. In addition, the Company has obtained regulatory approval for a clinical study of its Arrhythmia Mapping System for use in the right atria and has applied for regulatory approval of a clinical study for its Atrial Fibrillation Ablation System. The results of these trials will be used to seek FDA regulatory approval to market its mapping and ablation systems in the United States. The Company also intends to seek regulatory approval to market these products internationally. See "-- Clinical Trials."

     Build upon relationships with electrophysiologists. The Company has developed strong relationships with prominent electrophysiologists worldwide who have been involved and will continue to be involved in the Company's clinical and product development. The Company intends to continue to build these substantial relationships through clinical investigator meetings, participation in physician-run symposia and meetings to discuss clinical issues and treatments. The Company's strategy is to leverage these relationships with leading electrophysiologists to gain market acceptance of its products in the United States and internationally. The Company believes there are approximately 600 board certified electrophysiologists practicing in the United States.

     Provide integrated system solutions for diagnosing and treating Ventricular Tachycardia and Atrial Fibrillation. The Company's mapping baskets and integrated mapping computer system are designed to quickly identify the source of an arrhythmia. The Company's catheters, including its cooled ablation and linear lesion catheters, and integrated radiofrequency generator and programmable fluid pump are designed to provide safe, effective ablation of the heart tissue. The Company believes that its integrated systems approach provides solutions for diagnosing and treating a significant portion of the patients who suffer from ventricular tachycardia and atrial fibrillation. The Company also believes its integrated systems solution offers advantages over other products. All of the Company's products are designed to work together and thereby eliminate incompatibility problems that may arise from using products from several vendors. This makes the products easier to use, shortens procedure times and increases the efficiency of the treatment. In addition, the Company plans to be a single source provider of complete mapping and ablation systems, thereby making its products more cost-effective.

     Maintain technological leadership and achieve market leadership. The Company's goal is to be a market leader in the commercialization of integrated systems to diagnose and treat ventricular tachycardia and atrial fibrillation. The Company believes that its technological innovations have overcome the principal obstacles to the development of such systems. In addition, the Company's goal is to be a leading provider of these integrated systems and the Company intends to continue to invest significant resources to enhance its technological position and to increase market acceptance of its products.

     Protect and enhance proprietary position. The Company currently holds issued and allowed patents and has pending patents covering a number of fundamental aspects of the Company's Ventricular Tachycardia Ablation System, Arrhythmia Mapping Systems and Atrial Fibrillation Ablation System. The Company owns 32 issued United States patents, owns an exclusive field-of-use license on one issued United States patent and licenses to 12 United States patents and two issued foreign patents. In addition, the Company has 20 pending United States patent applications of which six are licensed, five of which have been allowed by the United States Patent and Trademark Office (including three licensed), and has filed 36 corresponding patent applications (including two licensed) that are currently pending in Europe, Japan, Australia and Canada. The Company intends to continue to pursue its patent filing strategy and to vigorously defend its intellectual property position against infringement.

PRODUCTS AND SYSTEMS

     The Company's product line is designed to provide an integrated systems solution to the mapping and ablation of cardiac arrhythmias. The Company has focused its product development and clinical applications on systems that diagnose and treat ventricular tachycardia and atrial fibrillation. The following table summarizes products that have been released and those that are currently under development:

          PRODUCTS                      DESCRIPTION                     STATUS(1)(2)
- ----------------------------    ----------------------------    ----------------------------
VENTRICULAR TACHYCARDIA CATHETERS
Mercator Left Ventricular       A high density mapping          Approved IDE feasibility
  Mapping Basket                catheter and associated         study in January 1996;
                                catheter deployment guide       currently in clinical trial:
                                used to assess electrical       Planned IDE submission in
                                conduction throughout the       early calendar 1997 for PMA
                                left ventricle.                 approval process.
Mercator Local Sector           Variation of the Mercator       Planned IDE supplemental
  Mapping Basket                Left Ventricular Mapping        submission in calendar 1996
                                Basket that focuses mapping     for PMA approval process.
                                electrodes in a sector or
                                region of the left
                                ventricle.
Transseptal Guide Catheter      A set of catheter deployment    Planned IDE supplemental
                                tools that uses a venous        submission in calendar 1996
                                approach to deploy the          for 510(k) or PMA approval
                                Mercator Left Ventricular       process.
                                Mapping Basket.
Chilli Cooled Ablation          An ablation catheter that       Approved IDE June 1995;
  Catheter                      includes lumens to cool the     currently in clinical trial
                                catheter tip during radio       for PMA approval process.
                                frequency energy delivery.
ATRIAL FIBRILLATION
  CATHETERS
Nexus Linear Lesion Catheter    An ablation catheter used to    IDE feasibility study
                                make long lesions in the        submitted for right atrium
                                atria.                          in June 1996 and expect
                                                                approval to begin clinical
                                                                trial in late 1996; Planned
                                                                IDE submission in calendar
                                                                1997 for PMA approval
                                                                process.

          PRODUCTS                      DESCRIPTION                     STATUS(1)(2)
- ----------------------------    ----------------------------    ----------------------------
Mercator Atrial Mapping         A high density mapping          Approved IDE for right
  Basket                        catheter used to assess         atrium in June 1996 for
                                atrial arrhythmias.             510(k) clearance process.
SUPRAVENTRICULAR TACHYCARDIA/DIAGNOSTIC CATHETERS
Radii Mapping and Ablation      A family of deflectable         Available in international
  Catheters                     catheters for mapping and       markets.
                                ablation of supraventricular
                                tachycardia.
Trio/Ensemble Diagnostic        A set of three, uniquely        510(k) submitted by Arrow
  Catheters                     small multielectrode            International, Inc.
                                catheters and a triple-lumen    ("Arrow") and cleared in
                                guide catheter for use in       December 1995. Available in
                                diagnostic electrophysiology    the United States and
                                procedures                      international markets.
HIGH RESOLUTION MAPPING EQUIPMENT
Model 8100/8300 Arrhythmia      An integrated mapping           Approved IDE feasibility
  Mapping System Release 1      computer system that            study in January 1996 with
                                analyzes and displays data      Mercator Left Ventricular
                                from high density mapping       Mapping Basket; currently in
                                catheters; designed to be       clinical trials: Planned IDE
                                used with Mercator Left         submission with Mercator
                                Ventricular Mapping Baskets     Left Ventricular Mapping
                                and Mercator Atrial Mapping     Basket in early calendar
                                Baskets.                        1997 for PMA approval
                                                                process.
Model 8100/8300 Arrhythmia      Adds functionality and          Planned IDE supplemental
  Mapping System Release 2      enhancements to Release 1       submission with Mercator
                                for local sector mapping,a      Left Ventricular Mapping
                                dvanced mapping techniques      Basket in calendar 1996 for
                                and basic electrophysiology     PMA approval process.
                                lab procedures.
ABLATION EQUIPMENT
Model 8002 Radiofrequency       An integrated radiofrequency    Approved IDE with Chilli
  Generator and Integrated      generator energy source and     Ablation Cooled Catheter in
  Fluid Pump                    fluid pump for cooled           June 1995; currently in
                                ablation applications.          clinical trials for PMA
                                                                approval process. Submitted
                                                                with Nexus Linear Lesion
                                                                Catheter for IDE feasibility
                                                                study.
Model 8004 Radiofrequency       Adds to functionality and       Planned IDE supplemental
  Generator and Integrated      ease of use of the Model        submission for use with
  Fluid Pump                    8002 for further pump           Chilli Cooled Ablation
                                integration and for printing    Catheter in calendar 1996.
                                of ablation data.

- ---------------
(1) The status column includes the Company's current estimates of the planned submission time periods of Feasibility IDEs or IDEs for certain of the Company's products. These estimates are forward-looking statements that involve risks and uncertainties. The actual submission times could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the Company's success in completing any remaining development of the products, the efficacy and safety of the products in laboratory testing and the other factors set forth elsewhere in this report.

(2) At the earliest, the Company does not anticipate filing a PMA application for any system for at least the next two years, and does not anticipate receiving a PMA for any such system until at least one to three years after such PMA application is accepted for filing, if at all. See "Government Regulation."

     The following table sets forth the Company's current and planned systems for mapping and ablation of ventricular tachycardia and atrial fibrillation and their component catheters and equipment.

                            VENTRICULAR TACHYCARDIA

ARRHYTHMIA MAPPING SYSTEM

     - Mercator Left Ventricular Mapping Basket or Mercator Local Sector Mapping Basket

     - Model 8100/8300 Arrhythmia Mapping System

VENTRICULAR TACHYCARDIA ABLATION SYSTEM

     - Chilli Cooled Ablation Catheter

     - Models 8002 and 8004 Radiofrequency Generator and Integrated Fluid Pump

                              ATRIAL FIBRILLATION

ARRHYTHMIA MAPPING SYSTEM

     - Mercator Atrial Mapping Basket

     - Model 8100/8300 Arrhythmia Mapping System

ATRIAL FIBRILLATION ABLATION SYSTEM

     - Nexus Linear Lesion Catheter

     - Models 8002 and 8004 Radiofrequency Generator and Integrated Fluid Pump

  Ventricular Tachycardia Catheters

     The Company's ventricular tachycardia catheters, which consists of the Chilli Cooled Ablation Catheter and Mercator Left Ventricular Mapping Basket, currently in clinical trials, and the Mercator Local Sector Mapping Basket and Transseptal Guide Catheters, currently under development, are designed to allow the physician to locate the source of the ventricular tachycardia and perform an ablation treatment that can reach wide and deep within the heart tissue to successfully treat the patient's ventricular tachycardia.

     Mercator Left Ventricular Mapping Basket. The Mercator Left Ventricular Mapping Basket is a high density 64-electrode, three dimensional basket for use in left ventricular electrophysiology diagnostic procedures. Based on the Company's proprietary high-density electrode mapping technology, this basket-shaped mapping catheter has eight highly flexible electrode-carrying arms that allow the basket to conform to the shape of the left ventricular chamber. This design enables mapping with electrodes in contact with the heart tissue. Various basket sizes have been designed and are currently being evaluated in clinical trials for optimal fit in ventricular tachycardia patients. The Company currently anticipates that it will develop mapping baskets in several different sizes to allow for variations in the size of the left ventricle. The Company believes that the Mercator Left Ventricular Mapping Basket will reduce procedure time and allow the mapping of a given ventricular tachycardia rhythm using a single cardiac cycle (a single heartbeat). Ventricular tachycardia can best be diagnosed while the patient is actually experiencing an episode of tachyarrhythmia, which must be carefully monitored by the physician. Current single point mapping techniques are often not appropriate because the patient cannot be left in the unstable heart rhythm for a sufficient length of time to determine the origins of the ventricular tachycardia. The Mercator Left Ventricular Mapping Basket is designed to allow rapid mapping of a large portion of the left ventricle. The Mercator Left Ventricular Mapping Basket captures, within a few seconds, a large amount of electrical conduction information that is useful in identifying appropriate sites for ablation. All ventricular mapping baskets are intended for single use due to the inability of the catheter's biocompatible, anti-coagulation coating to withstand resterilization.

     The Mercator Left Ventricular Mapping Basket is combined with the Company's Model 8100/8300 Arrhythmia Mapping System to form the Company's Arrhythmia Mapping System for diagnostic mapping of ventricular tachycardia. This system captures the conduction activity in the left ventricle and displays the information, allowing the physician to evaluate and manipulate the data to determine the source of the ventricular tachycardia and the appropriate location for ablation. The Company believes that the Mercator Left Ventricular Mapping Basket will also be usable with existing computerized electrophysiology signal display systems after appropriate interface connections have been implemented.

     Mercator Local Sector Mapping Basket. The Company is currently developing the Mercator Local Sector Mapping Basket, a variation of the Mercator Left Ventricular Mapping Basket, which clusters the electrode-carrying arms together, providing a one-sided grouping of the electrodes. This product is designed to allow the electrophysiologist to focus the electrodes of the mapping basket in the specific region or sector of the left ventricle believed to be implicated in the patient's ventricular tachycardia. Focusing the electrodes in a limited area increases the amount and usefulness of the data collected for the specific target area. Use of the Mercator Local Sector Mapping Basket allows the electrophysiologist to concentrate on the ventricular septal wall, the location of the heart where the vast majority of ventricular tachycardias occur. The Mercator Local Sector Mapping Basket is designed to be used with the Model 8100/8300 Arrhythmia Mapping System for diagnostic mapping of ventricular tachycardia. The Mercator Local Sector Mapping Basket is intended for single use due to the inability of the catheter's biocompatible, anticoagulation coating to withstand resterilization.

     Transseptal Guide Catheter. The Company is currently developing a Transseptal Guide Catheter designed to allow electrophysiologists to introduce the mapping basket catheter into the left ventricle using a venous approach rather than an arterial approach. The Company believes that some electrophysiologists will prefer to use the venous approach in order to reduce complications and patient risk associated with introducing the mapping basket through an artery. In addition, introduction of the mapping basket using a venous approach allows the electrophysiologist to simultaneously introduce an ablation catheter into the left ventricle through an artery (a typical approach used in WPW syndrome ablation procedures).

     Chilli Cooled Ablation Catheter. The Chilli Cooled Ablation Catheter is a minimally invasive device designed to treat ventricular tachycardia using radiofrequency energy ablation to create lesions in the ventricle. Although leading electrophysiologists have recently begun to use radiofrequency ablation to treat ventricular tachycardia, excessive heating of the tissue and the ablation electrode often limits the level of energy delivered and therefore the success of the treatment. Incorporating a closed system of fluid circulation, the Chilli Cooled Ablation Catheter allows circulating fluid to cool the catheter ablation electrode during delivery of radiofrequency energy. A programmable pump injects fluid into a catheter lumen that circulates the fluid to the tip electrode and back to the fluid pump. The circulation of fluid draws heat away from the metal electrode and from the electrode-to-tissue interface, which the Company believes will allow the delivery of higher radiofrequency energy power levels without excessive heating. Higher power levels allow for creation of wider and deeper lesions than those created with lower power levels, increasing the likelihood of a successful ablation. The Chilli Cooled Ablation Catheter will be labeled for single use due to its closed system of fluid circulation through catheter lumens.

  Atrial Fibrillation Catheters

     The Company is currently developing catheters to allow the physician to treat atrial fibrillation. The Nexus Linear Lesion Catheter is designed to create long lesions in the atria and the Atrial Mapping Basket is designed to map the atria to assess the effectiveness of the ablation treatment.

     Nexus Linear Lesion Catheter. Currently, the only curative treatment for atrial fibrillation is the surgical maze procedure in which the surgeon makes several incisions in the right and left atria creating scar tissue to electrically isolate portions of the atria. The Company is designing the Nexus Linear Lesion Catheter to enable a minimally invasive ablation procedure to treat atrial fibrillation. The Company is initially designing the Nexus Linear Lesion Catheter for use in the right atrium. The Company believes that the Nexus Linear Lesion Catheter, through the use of a conductive fluid medium for radiofrequency energy delivery, will produce a homogenous lesion that will create a continuous line of block through the tissue, creating lesions similar to those created with the surgical maze- procedure. The unique design of the Nexus Linear Lesion Catheter mounts several electrodes together and provides a highly adjustable deployment system. This novel deployment technique provides specific directional tissue contact for the conformable electrode and a self-stabilizing support structure. A non-metallic electrode allows the Nexus Linear Lesion Catheter to conform to irregular surfaces in the endocardium and efficiently deliver radiofrequency energy for ablating heart tissue. The Company believes that these features will substantially reduce ablation procedure time compared to other current catheter based treatments. As a result of the non-metallic electrode design, the Nexus Linear Lesion Catheter will be a single-use catheter.

     The Nexus Linear Lesion Catheter will be used with the Company's Model 8002 Radiofrequency Generator and Integrated Fluid Pump. The Atrial Fibrillation Ablation System will combine the unique features to be included in the Nexus Linear Lesion Catheter with an instrument that incorporates the widely accepted radiofrequency energy method for creating lesions in the heart tissue and a programmable pump for fluid delivery during the ablation.

     Mercator Atrial Mapping Basket. The Mercator Atrial Mapping Basket is a high density, 64-electrode basket that the Company believes will be useful in atrial electrophysiology studies. This mapping catheter is based on the same technology as the Mercator Left Ventricular Mapping Basket and has similar design characteristics. The use of the Company's proprietary technology for constructing high density electrode arms will be leveraged in this design, and the arm shapes will be designed specifically with consideration for the anatomy of human atria. A range of basket sizes is being developed to account for variations in size and shape of human atria. Initially the Company has focused its product development efforts on a mapping basket for the right atrium. The Company believes that a mapping system for the atria will be important in reducing the procedure time and assessing the effectiveness of ablation procedures for treating the patient's atrial fibrillation. The Mercator Atrial Mapping Basket is intended for single use due to the inability of the catheter's biocompatible, anticoagulation coating to withstand resterilization.

     The Mercator Atrial Mapping Basket will be used with the Company's Model 8100/8300 Arrhythmia Mapping System. The Company believes that the mapping catheter will also be compatible with existing computerized electrophysiology signal display systems after appropriate interface connections have been implemented.

  Supraventricular Tachycardia and Diagnostic Catheters

     The Company's Trio/Ensemble diagnostic catheters and Radii supraventricular tachycardia mapping and ablation Catheters, currently sold commercially, are used for electrophysiological diagnostic mapping and ablation of supraventricular tachycardia. These catheters employ single point mapping and ablation techniques that are effective methods of locating the appropriate ablation site for curing supraventricular tachycardia.

     Trio/Ensemble Diagnostic Catheters. Many diagnostic electrophysiological studies are performed with placement of multi-electrode catheters in three or four locations of the right heart chambers. The placement of these diagnostic catheters provides the electrophysiologist with an overall tool to assess electrical conduction between the atria and the ventricle. The Company believes the Ensemble catheter is the world's smallest general purpose electrophysiology diagnostic catheter. The Ensemble is available with five curve shapes to assist placement of the catheters in different locations within the heart. The Trio/Ensemble diagnostic catheters allow the placement of three diagnostic catheters through a single patient introduction site rather than a separate introduction site for each catheter, reducing patient preparation time, lessening patient trauma and facilitating the electrophysiology study to be performed on an outpatient basis. The FDA granted 510(k) clearance for the Trio/Ensemble diagnostic catheter to Arrow in December 1995. Arrow distributes the product in the United States and Arrow and a limited number of other distributors market the Trio/Ensemble in certain international markets. The Trio/Ensemble diagnostic catheters currently have list prices ranging from $150 to $250, depending upon configurations and distribution territory.

     Radii Mapping and Ablation Catheters. The Company's Radii family of supraventricular tachycardia mapping and ablation catheters is similar to catheters widely used in conjunction with ablation procedures. Each catheter has a deflectable, steerable shaft that can be used with single-point mapping techniques to locate potential arrhythmia sites prior to application of radiofrequency energy to ablate the tissue. Unlike ventricular tachycardia, single-point mapping techniques are appropriate for supraventricular tachycardia because the arrhythmia can be induced and maintained in the patient for a sufficient length of time to identify the origins of the supraventricular tachycardia without threatening the patient's life. The radius of the deflectable curve may be adjusted by the clinician. This feature allows small catheter tip movements and slight curve changes that are necessary to reach different anatomical sites. Some Radii models contain a temperature sensor embedded into the ablation electrode to provide additional information about the performance of the radiofrequency energy delivery. The Company believes that the Radii is compatible with competing models of radiofrequency generators for use in supraventricular tachycardia ablation procedures. The Radii supraventricular tachycardia mapping and ablation catheters are distributed internationally by Arrow and other international distributors. Commercialization of the Radii family of catheters in the United States would require full PMA regulatory approval and the related devotion of substantial financial and management resources. As a result, the Company currently does not intend to sell these products domestically. The Radii supraventricular tachycardia mapping and ablation catheters have list prices ranging from $545 to $675, depending upon model and distribution territory.

  High Resolution Mapping Equipment

     Electrophysiologists use dedicated signal amplifier systems to diagnose information gathered during an electrophysiology study. Typical systems amplify the signals recorded from the heart, convert these signals into digital information and permanently store the digital information. A printer provides paper display of signals for analysis by the electrophysiologist and medical records storage. Currently, some electrophysiologists still rely on older analog amplifier systems that merely display signals on a monitor and print them on a paper strip chart recorder for medical records storage. These systems force the electrophysiologist to perform a tedious process of manual measurement of the signals printed on paper. More modem systems, while utilizing computerized technology, are limited in their ability to support high resolution mapping devices such as the Company's Mercator Left Ventricular Mapping Basket.

     The Model 8100/8300 Arrhythmia Mapping System records, amplifies and displays the unique electrical activity recorded from catheter electrodes that have been passed into the heart. The system supports complex mapping catheters by offering software that intuitively displays information abstracted from the timing information in the electrical signals using a type of color display known as an isochronal map. The isochronal maps represent those parts of the heart's left ventricle that contract at the same time by using the same color. With this technique, color indicates when parts of the heart contract relative to each other. Colors provide rapid visual indication of a segment of the heart that could be a source of the tachycardia.

  Ablation Equipment

     Radiofrequency energy is the most common energy source used in catheter ablation procedures. When radiofrequency energy is passed through heart tissue, the tissue resists the flow of electricity, generating heat in a process known as resistive heating. Resistive heating destroys the cardiac tissue in contact with the catheter. The treatment of many arrhythmias requires that ablation produce large, deep lesions. However, when the tissue becomes too hot from resistive heating, heat conducts back from within the tissue to the catheter electrode tip causing the formation of charred blood particles. This inhibits the flow of electricity to the heart tissue and the depth of the lesion that can be produced. In addition, this overheating poses a risk as the removal of the catheter from the heart can dislodge charred blood particles that can travel through the arteries exiting the heart into the brain, causing a stroke.

     Cooled ablation addresses these shortcomings of radiofrequency energy ablation. By cooling the catheter tip, the Company believes heat is removed from the electrode-to-tissue interface, allowing more energy to be delivered to the heart without blood coagulating on the catheter tip, resulting in what the Company believes are larger and deeper lesions created in a safer manner. The Model 8002 Radiofrequency Generator and

Integrated Fluid Pump incorporates the widely accepted radiofrequency energy method for creating endocardial lesions with a programmable fluid pump for fluid delivery during ablation. The Company believes this is the only radiofrequency generator featuring an integrated fluid pump for catheter electrode cooling. Software design limits the radiofrequency energy output to a maximum of 50 watts, a level of energy delivery believed to be both safe and sufficiently strong to produce an effective lesion. The Model 8004 Radiofrequency Generator and Integrated Fluid Pump adds functionality to the Model 8002, including additional pump integration and printing of ablation data.

     The Company's Ventricular Tachycardia Ablation System, Arrhythmia Mapping Systems and Atrial Fibrillation Ablation System will require additional development and clinical trials and regulatory approvals before they can be marketed in the United States and internationally. At the earliest, the Company does not anticipate filing a pre-market approval ("PMA") application for any system for at least the next two years, and does not anticipate receiving a PMA for any such system until at least one to three years after such PMA application is accepted for filing, if at all. The Company will not generate any significant revenue in the United States until such time, if ever, as its Ventricular Tachycardia Ablation System, Arrhythmia Mapping Systems or Atrial Fibrillation Ablation System obtain clearance or approval from the United States Food and Drug Administration (the "FDA"). There can be no assurance that the Company's development efforts will be successful or that the Ventricular Tachycardia Ablation System, Arrhythmia Mapping Systems or Atrial Fibrillation Ablation System or any other product developed by the Company will be safe or effective, approved by appropriate regulatory and reimbursement authorities, capable of being manufactured in commercial quantities at acceptable costs or successfully marketed. Furthermore, because the Ventricular Tachycardia Ablation System, Arrhythmia Mapping Systems and Atrial Fibrillation Ablation System represent the Company's sole near-term product focus, the Company could be required to cease operations if these systems are not successfully commercialized.

     There can be no assurance that the Company's Ventricular Tachycardia Ablation System, Arrhythmia Mapping Systems or Atrial Fibrillation Ablation System or the component catheters and equipment will gain any significant degree of market acceptance among physicians, patients and health care payors. even if clinical trials demonstrate safety and efficacy and necessary regulatory and reimbursement approvals are obtained. The Company believes that physicians' acceptance of procedures performed using the Company's systems will be essential for market acceptance of its systems. Physicians will not recommend that procedures be performed using the Company's systems until such time, if at all, as clinical data or other factors demonstrate the efficacy of such procedures as compared to conventional drug, surgical and other treatments. Even if the clinical efficacy of procedures using the Company's systems is established, electrophysiologists, cardiologists and other physicians may elect not to recommend the procedures for any number of other reasons. The Company believes that, as with any novel medical procedure, there will be a significant learning process involved for physicians to become proficient. Broad use of the Company's systems will require training of physicians, and the time required to complete such training could adversely affect market acceptance. Failure of the Company's products to achieve significant market acceptance would have a material adverse effect on the Company's business, financial condition and results of operations.

CLINICAL TRIALS

     The Company is currently conducting a clinical trial of the Chilli Cooled Ablation Catheter and the Model 8002 Radio Frequency Generator and Integrated Fluid Pump, the products that together form the Company's Ventricular Tachycardia Ablation System. In addition, the Company has recently begun to conduct clinical trials of the Mercator Left Ventricular Mapping Basket and the Model 8100/8300 Arrhythmia Mapping System, the products that together form the Company's Arrhythmia Mapping System for diagnostic mapping of ventricular tachycardia. In June 1996, the Company received IDE approval from the FDA to conduct a clinical trial of the Mercator Atrial Mapping Basket for the right atrium.

     Ventricular Tachycardia Ablation System. The Company initiated a clinical trial for the Ventricular Tachycardia Ablation System in the United States and Europe in November 1995 under an IDE approved by the FDA. The clinical trials will be conducted at a maximum of 16 clinical sites and will involve a total of approximately 200 patients randomized using the Ventricular Tachycardia Ablation System versus antiar-rhythmic drugs. Pursuant to the IDE, the FDA will evaluate the safety and efficacy of Ventricular Tachycardia Ablation System. The primary endpoint of the clinical trial is clinical recurrence of ventricular tachycardia in patients receiving ablation treatment versus patients in the control group. The Company has not yet established with the FDA the length of the required post-treatment follow-up prior to submission of a PMA. However, the Company is required to follow up with each patient for 24 months. The Company intends to submit a PMA to the FDA for filing following a six-month patient follow-up period. The Company anticipates that this clinical trial will not be completed prior to early calendar 1998. At the conclusion of the clinical trials, the Company plans to file a PMA application for approval to market the Ventricular Tachycardia Ablation System and its component catheters and equipment in the United States.

     As of August 12, 1996, 37 patients had been enrolled in the clinical trial, of whom twenty-one had received ablation treatment. Although seventeen of the twenty-one patients who have received ablation treatment have not experienced a recurrence of ventricular tachycardia, the treatments have only recently been performed. As a result, patient follow-up has been limited (less than six months) and the results of the treatment are very preliminary. Nine of the sixteen patients who received drug treatment experienced a recurrence of ventricular tachycardia. The regulatory requirement for a randomized protocol utilizing a control population has limited the number of enrolled patients that have received the ablation therapy. In April 1996, the Company received from the FDA a modification of the protocol that the Company believes will result in more rapid enrollment in the clinical trial. The original protocol required that the patient first be treated with an ICD prior to being enrolled in the clinical trial, a requirement that has been removed in the modified protocol. In addition, the randomization ratio in the modified protocol is three ablation patients for every one control group patient, compared to one ablation patient for every one control group patient in the original protocol. In addition, control patients that experience a recurrence of ventricular tachycardia will be eligible to cross over into the ablation arm of the study.

     Pursuant to a compassionate use protocol, as of August 12, 1996, 18 additional patients in the United States and Europe had received ablation treatment in procedures unrelated to the clinical trials. Most of these patients suffered from incessant ventricular tachycardia prior to the procedure. Compassionate use of an experimental device is reserved for patients who have no other treatment options and who are experiencing life threatening conditions. As of August 12, 1996, the follow-up period ranged from one month to 12 months in the 18 patients, with data indicating that only three patients had a recurrence of ventricular tachycardia. The ablation treatment was not completed in one of the 18 patients as a result of technical problems unassociated with the Company's device.

     Arrhythmia Mapping System for Ventricular Tachycardia. In January 1996, the Company received FDA approval to conduct an IDE feasibility study to evaluate the safety of the Arrhythmia Mapping System for diagnostic mapping of ventricular tachycardia. The feasibility study is being conducted at two clinical sites in the United States and will involve a total of 12 patients. The purpose of the clinical trial is to evaluate and test the success of the deployment of the Mercator Left Ventricular Mapping Basket into the ventricle, the fit of the catheter and the system's ability to accurately map the electrical signals of the left ventricle. At the conclusion of the feasibility study, currently expected to occur in early calendar 1997, the Company intends to submit an IDE to the FDA to perform additional clinical trials. Enrollment in the clinical trial began in March 1996, and as of August 12, 1996 one patient had been enrolled. Evaluation of the enrolled patient following the procedure showed asymptomatic mild aortic value regurgitation that the Company believes resulted from deployment difficulties. In response, the Company made a slight modification to the deployment system of the Mercator Left Ventricular Mapping Basket. In June 1996, the Company received an IDE supplement approval for the modification to the deployment system.

     The Company is also testing the Mercator Left Ventricular Mapping Basket and Arrhythmia Mapping System in Europe. As of August 12, 1996, the ventricular tachycardia of seven patients has been mapped, and none of the patients has had complications as a result of the Mercator Left Ventricular Mapping Basket and Arrhythmia Mapping System. The Mercator Left Ventricular Mapping Basket was safely deployed and fit properly in the left ventricle for all eight patients, and in the two patients where independent corroboration was possible, the system accurately mapped the location of the ventricular tachycardia.

     Arrhythmia Mapping System for Atrial Fibrillation. In June 1996, the Company received IDE approval by the FDA to conduct a clinical trial of the Mercator Atrial Mapping Basket for the right atrium and Arrhythmia Mapping System for atrial fibrillation. The clinical trial will be conducted at five clinical sites in the United States. The purpose of this clinical trial will be to demonstrate the equivalency of the Right Mercator Atrial Mapping Basket and the Arrhythmia Mapping System to commercially available mapping catheters.

     The Company is also testing the Mercator Atrial Mapping Basket for the right atrium in Europe. As of August 12, 1996, the Mercator Atrial Mapping Basket was safely deployed and fit properly in the right atrium in seven patients. In addition, the Mercator Atrial Mapping Basket for the left atrium was also tested in Europe in one patient. None of the patients had complications as a result of the Mercator Atrial Mapping Basket and Arrhythmia Mapping System.

     Atrial Fibrillation Ablation System. The Company intends to seek FDA approval of an IDE feasibility study to evaluate the safety of the Atrial Fibrillation Ablation System. The purpose of the IDE feasibility study for the Atrial Fibrillation Ablation System will be to assess the safety and performance in creating continuous linear lesions. In June 1996, the Company submitted an IDE for the feasibility study covering the Atrial Fibrillation Ablation System for the right atrium.

     The Company is also testing the Nexus Linear Lesion Catheter for atrial fibrillation ablation in Europe. As of August 12, 1996, the Nexus Linear Lesion Catheter was used in two patients. The purpose of the clinical test was to verify that a linear lesion could be made in a location in the atrium anticipated to eliminate atrial fibrillation. In the first patient, incomplete linear lesions were created and the patient did not have complications. The second patient resulted in successful creation of linear lesions in the atrium and the patient did not have complications. The creation of the linear lesions in the second patient was verified by changes of the electrical activity in the atrium.

     Portions of the discussion above under "Clinical Trials" include the Company's current estimates of the planned submission dates of IDE feasibility studies or IDEs, and other statements regarding clinical trials for certain of the Company's products. These estimates are forward-looking statements that involve risks and uncertainties. The actual submission dates and other events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the Company's success in completing any remaining development of the products, the efficacy and safety of the products in laboratory testing and the other factors set forth in the following paragraph and elsewhere in this report.

     The Ventricular Tachycardia Ablation System and Arrhythmia Mapping System for diagnostic mapping of ventricular tachycardia are in the early stages of clinical testing. Clinical data obtained to date are insufficient to demonstrate the safety and efficacy of these products under applicable FDA regulatory guidelines. There can be no assurance that any of the Company's products will prove to be safe and effective in clinical trials under applicable United States or international regulatory guidelines or that additional modifications to the Company's products will not be necessary. In addition, the clinical trials may identify significant technical or other obstacles to be overcome prior to obtaining necessary regulatory or reimbursement approvals. In addition, the ablation catheter and ablation equipment that together form the Company's Atrial Fibrillation Ablation System and the mapping catheter and mapping equipment that together form the Company's Arrhythmia Mapping Systems for atrial fibrillation are still under development. There can be no assurance that the Company will be successful in completing development of the atrial fibrillation products and submitting the appropriate IDEs or that the FDA will permit the Company to undertake clinical trials of the atrial fibrillation products. If the Ventricular Tachycardia Ablation System, Arrhythmia Mapping Systems and Atrial Fibrillation Ablation System and their component catheters and equipment do not prove to be safe and effective in clinical trials or if the Company is otherwise unable to commercialize these products successfully, the Company's business, financial condition and results of operations will be materially adversely affected. In addition, because ablation treatment of these cardiac arrhythmias is a relatively new and to date untested treatment, the long-term effects of radiofrequency ablation on patients are unknown. As a result, the long-term success of ablation therapy in treating ventricular tachycardia and atrial fibrillation will not be known for several years.

MARKETING AND DISTRIBUTION

     The Company markets its Trio/Ensemble diagnostic catheters and Radii supraventricular tachycardia mapping and ablation catheters internationally through established distributors of specialty cardiovascular products. The Company's agreement with Arrow provides distribution rights for the Trio/Ensemble diagnostic catheters throughout the world except for the territories of Japan and southern Europe. For distribution of the Company's Radii supraventricular tachycardia mapping and ablation catheters, the Company has agreements with distributors in Canada, Europe and Japan and with Arrow in Germany and the rest of the world, except for the United States, Japan and southern Europe, Scandinavia and the Benelux countries. Arrow has the right to manufacture the Radii supraventricular tachycardia mapping and ablation catheter. If Arrow exercises this right, its territory for the distribution of the Radii supraventricular tachycardia mapping and ablation catheters will expand to include the United States. Sales to Japan Lifeline Company, Ltd. ("Japan Lifeline"), the Company's distributor in Japan, and Sorin, S.p.A., the Company's distributor in southern Europe, accounted for 15% and 57%, respectively, of the Company's net sales in fiscal 1995. Sales to Japan Lifeline and Arrow accounted for 54% and 33%, respectively, of the Company's net sales in fiscal 1996. International sales accounted for 100% and 67% of the Company's net sales in fiscal 1995 and 1996, respectively.

     The Company generally operates under written distribution agreements that grant exclusive rights to sell the Company's products within a defined territory. These agreements generally grant the Company the right to terminate the distributor for cause (which includes failure to satisfy specified minimum performance obligations) or the failure of the distributor to obtain required governmental approvals to distribute the Company's products in the territory. These distributors also market medical products of other companies, although the Company has obtained covenants from its distributors granting the Company rights to terminate given distribution agreements with distributors that market medical devices that compete directly with those of the Company. Distributors typically purchase the Company's products at a discount to list price and resell the products to hospitals and physicians. Sales to international distributors are usually denominated in United States dollars. The end-user price is determined by the distributor and varies from country to country.

     The Company currently has only a limited sales and marketing organization. The Company's Vice President, International and Technical Marketing manages distributor relationships throughout the world. The Company has also retained an independent consultant clinical specialist to provide support for marketing efforts in Germany. If FDA clearances or approvals are received for the Company's ventricular tachycardia or atrial fibrillation products, the Company intends to market its products primarily through a direct sales force in the United States and indirect sales channels internationally. The Company believes that the concentrated nature of the market of practicing electrophysiologists in the United States will allow it to address this market with a small, targeted sales force. The Company believes that fewer than 200 of the practicing electrophysiologists account for approximately two- thirds of the electrophysiological procedures performed for ventricular tachycardia. The Company's existing distributors in Japan and southern Europe for the Trio/Ensemble diagnostic catheters and Radii supraventricular tachycardia mapping and ablation catheters have the right to elect to become the exclusive distributors of the ventricular tachycardia and atrial fibrillation products in their respective territories.

     The Company expects to expand its sales and marketing efforts to include marketing managers and clinical specialists to assist in the sales and marketing efforts. The Company's marketing and sales strategy in the United States will involve the use of a combination of sales representatives directly employed by the Company and field clinical engineers to provide technical expertise. The role of the sales representative will be to demonstrate the use of the Company's products while educating physicians as to the clinical benefits of catheter ablation for atrial fibrillation and ventricular tachycardia, using marketing techniques similar to those commonly employed in the cardiovascular device industry. The role of the field clinical engineer will be to provide installations of the Company's systems and provide training to physicians and their staff on appropriate operation of the Company's equipment. The Company also intends to establish a resource to provide physicians with relevant clinical information regarding the Company's products. The Company believes that this combination of sales representatives and field clinical engineers will provide an appropriate balance of professional selling skills while maintaining an appropriate level of technical expertise in the field.

     A key element of the Company's marketing strategy has been to develop relationships with prominent academic physicians who have a history of research and publications in peer reviewed literature on ablation for ventricular tachycardia and atrial fibrillation. The Company's strategy is to leverage off these relationships with leading electrophysiologists to gain market acceptance of its products in the United States and internationally. The Company believes there are approximately 600 board certified electrophysiologists practicing in the United States. These physicians have been involved and will continue to be involved in the Company's clinical and product development efforts. The Company intends to continue to build these relationships through clinical investigator meetings, participation in physician-run symposia and meetings to discuss clinical issues and treatments. Because of the sub-specialty nature of electrophysiology, electrophysiologists with high patient volume are found in referral centers usually associated with major academic medical centers in large urban population centers. These electrophysiologists have been identified by the Company as potential prospects and will be the object of concentrated sales efforts in the future if the Company's ventricular tachycardia or atrial fibrillation products receive regulatory approvals.

     Establishing a marketing and sales capability sufficient to support sales in commercial quantities will require substantial efforts and require significant management and financial resources. There can be no assurance that the Company will be able to build such a marketing staff or sales force, that establishing such a marketing staff or sales force will be cost-effective or that the Company's sales and marketing efforts will be successful. In addition, the Company has not begun discussions with all needed international distributors. If the Company is successful in obtaining the necessary regulatory approvals for its ventricular tachycardia and atrial fibrillation products in international markets, it expects to establish a sales and marketing capability in those markets primarily through distributors. The Company has not begun discussions with all needed international distributors. There can be no assurance that the Company will be able to enter into agreements with desired distributors on a timely basis or at all, or that such distributors will devote adequate resources to selling the Company's products. Failure to establish appropriate distribution relationships could have a material adverse effect upon the Company's business, financial condition and results of operations.

     The Company currently sells its Radii supraventricular tachycardia mapping and ablation catheters and Trio/Ensemble diagnostic catheters through distributors in certain international markets. In addition, the Company plans to market its ventricular tachycardia and atrial fibrillation products in international markets, subject to receipt of required regulatory approvals. Changes in overseas economic conditions, currency exchange rates, foreign tax laws, or tariffs or other trade regulations could have a material adverse effect on the Company's ability to market its products internationally and therefore on its business, financial condition and results of operations.

STRATEGIC RELATIONSHIPS

     The Company intends to pursue strategic relationships with corporations and research institutions with respect to the research, development, international regulatory approval, manufacturing and marketing of certain of its products. In March 1995, the Company formed a strategic relationship with Arrow, a manufacturer of medical products for critical care medicine, interventional cardiology and radiology. The relationship included Arrow's equity investment of $9.1 million in the Company. The Company and Arrow entered into agreements pursuant to which the Company granted to Arrow certain manufacturing and distribution rights to the Trio/Ensemble diagnostic catheters and Radii supraventricular tachycardia mapping and ablation catheters. In addition, the Company is currently exploring an international distribution relationship with Arrow for the Ventricular Tachycardia Ablation System and Arrhythmia Mapping System for ventricular tachycardia. Although the Company intends to pursue additional strategic relationships in the future, there can be no assurance that the Company will be successful in establishing or maintaining any such relationships or that any such relationship will be successful.

RESEARCH AND DEVELOPMENT

     Substantially all of the Company's research and development activities are performed internally by the Company's team of research scientists, engineers and technicians. The Company's research and development team is generally divided into three groups. The Systems and Software Group, consisting of 16 persons at

June 30, 1996, is responsible for all development activities related to the Company's ablation and mapping instruments. The Catheter Development Group, consisting of 10 persons at June 30, 1996, is responsible for all development activities related to ablation and mapping catheters. The Advanced Product Development Group, consisting of five persons at June 30, 1996, is responsible for all development activities related to ablation therapy catheters for atrial fibrillation. The Company's primary research and development programs involve completing development of the Atrial Fibrillation Ablation System and developing improvements to the Ventricular Tachycardia Mapping System, including new mapping and ablation catheter configurations and new versions of the mapping and ablation equipment and related software in order to increase the efficacy of the procedures, increase manufacturing reliability and reduce component and manufacturing costs.

     Research and development expenses for fiscal 1994, 1995 and 1996 were $5.1 million, $5.7 million and $6.8 million, respectively. The Company intends to continue to make significant investments in research and development.

MANUFACTURING

     The Company has a 9,000 square feet manufacturing facility consisting of approximately 4,000 square feet for catheter manufacturing and approximately 5,000 square feet of manufacturing support area at its facilities in Sunnyvale, California. The Company currently manufactures its catheters and systems in limited quantities for laboratory testing, United States clinical trials, international clinical trials and, in the case of its Radii supraventricular tachycardia mapping and ablation catheters and Trio/Ensemble diagnostic catheters, limited commercial sales. The manufacture of catheters is a complex operation involving a number of separate processes and components. Each catheter is assembled and individually tested by the Company prior to sterilization in accordance with FDA requirements. The manufacturing process for the mapping and ablation equipment consists primarily of assembly of purchased components and testing operations.

     Components and raw materials are purchased from various qualified suppliers and subjected to stringent quality specifications. The Company conducts quality audits of suppliers and is establishing a vendor certification program. A number of the components such as the computer workstation, the fluid pump, integrated circuit components, flex circuit and biocompatible coating are provided by sole source suppliers. For certain of these components, there are relatively few alternative sources of supply, and establishing additional or replacement vendors for such components, particularly flex circuits, could not be accomplished quickly. The Company plans to qualify additional suppliers if and as future production volumes increase. Because of the long lead time for some components that are currently available from a single source, a vendor's inability to supply such components in a timely manner could have a material adverse effect on the Company's ability to manufacture the mapping basket, mapping equipment and ablation equipment and therefore on its business, financial condition and ability to market its products as currently contemplated.

     The Company has no experience manufacturing its products in the volumes that will be necessary for the Company to achieve significant commercial sales, and there can be no assurance that reliable, high-volume manufacturing capacity can be established or maintained at commercially reasonable costs. If the Company receives FDA clearance or approval for its products, it will need to expend significant capital resources and develop manufacturing expertise to establish large-scale manufacturing capabilities. Manufacturers often encounter difficulties in scaling up production of new products, including problems involving production yields, quality control and assurance, component supply shortages, shortages of qualified personnel, compliance with FDA regulations, and the need for further FDA approval of new manufacturing processes. In addition, the Company believes that substantial cost reductions in its manufacturing operations will be required for it to commercialize its catheters and systems on a profitable basis. Any inability of the Company to establish and maintain large-scale manufacturing capabilities would have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company's manufacturing facilities are subject to periodic inspection by regulatory authorities, and its operations must undergo GMP compliance inspections conducted by the FDA. To date, the Company's facilities and manufacturing processes have not undergone any such inspections. The Company will be required to comply with GMP requirements in order to produce products for sale in the United States and with ISO 9001 standards in order to produce products for sale in Europe. Any failure of the Company to comply with GMP or ISO 9001 standards may result in the Company being required to take corrective actions, such as modification of its policies and procedures. The State of California also requires that the Company obtain a license to manufacture medical devices. To date, the Company's facilities and manufacturing processes have not undergone any such inspection. If the Company is unable to maintain such a license, it would be unable to manufacture or ship any product, which inability would have a material adverse effect on the Company's business, financial condition and results of operations.

PATENTS AND PROPRIETARY RIGHTS

     The Company's success will depend in part on its ability to obtain patent and copyright protection for its products and processes, to preserve its trade secrets and to operate without infringing or violating the proprietary rights of third parties. The Company's strategy is to actively pursue patent protection in the United States and foreign jurisdictions for technology that it believes to be proprietary and that offers a potential competitive advantage for its products. The Company holds issued and allowed Patents covering a number of fundamental aspects of the Company's Ventricular Tachycardia Ablation System, Arrhythmia Mapping Systems and Atrial Fibrillation Ablation System. The Company owns 32 issued United States patents and owns an exclusive field-of-use license on one issued United States patent and licenses to 12 United States patents and two issued foreign patents. In addition, the Company has 20 pending United States patent applications of which six are licensed, five of which have been allowed by the United States Patent and Trademark Office (including three licensed), and has filed 36 corresponding patent applications (including, two licensed) that are currently pending in Europe, Japan, Australia and Canada. The Company's patents and patent applications relate to a number of aspects of the Company's technology, including the technology related to the Company's basket approach to diagnostic mapping, the integration of mapping and ablation in a single device, the cooled ablation catheters, bend location and radius adjustment in the ablation catheters and the multipart introducer. The Company intends to file additional patent applications to seek protection for other proprietary aspects of its technology in the future. The patent positions of medical device companies, including those of the Company, are uncertain and involve complex and evolving legal and factual questions. The coverage sought in a patent application either can be denied or significantly reduced before or after the patent is issued. Consequently, there can be no assurance that any patents from pending patent applications or from any future patent application will be issued, that the scope of any patent protection will exclude competitors or provide competitive advantages to the Company, that any of the Company's patents will be held valid if subsequently challenged or that others will not claim rights in or ownership of the patents and other proprietary rights held by the Company. Since patent applications are secret until patents are issued in the United States or corresponding applications are published in international countries, and since publication of discoveries in the scientific or patent literature often lags behind actual discoveries, the Company cannot be certain that it was the first to make the inventions covered by each of the its pending patent applications or that it was the first to file patent applications for such inventions. In addition, there can be no assurance that competitors, many of which have substantial resources and have made substantial investments in competing technologies, will not seek to apply for and obtain patents that will prevent, limit or interfere with the Company's ability to make, use or sell its products either in the United States or in international markets. Further, the laws of certain foreign countries do not protect the Company's intellectual property rights to the same extent as do the laws of the United States. Litigation or regulatory proceedings, which could result in substantial cost and uncertainty to the Company may also be necessary to enforce patent or other intellectual property rights of the Company or to determine the scope and validity of other parties' proprietary rights. There can be no assurance that the Company will have the financial resources to defend its patents from infringement or claims of invalidity.

     The Company also relies on licensed technology from others for certain components of its mapping and ablation systems. The Company relies on an exclusive royalty-bearing license for the use of patents relating to a device for ablating atrial fibrillation. The license will convert into a fully paid nonexclusive license on the later of ten years from the first commercial sale of products based on the patents or the expiration date of the last-to-expire licensed patent.

     The Company obtained the rights to its biocompatible coating material through a nonexclusive royalty bearing license that will terminate upon the later of ten years from the first commercial sale of catheters treated with the coating material or the expiration of the last-to-expire licensed patent. The license can also be terminated if the Company does not begin commercial sales of catheters using the biocompatible coating by July 1998.

     In addition to patents, the Company relies on trade secrets and proprietary know-how to compete, which it seeks to protect, in part, through appropriate confidentiality and proprietary information agreements. These agreements generally provide that all confidential information developed or made known to individuals by the Company during the course of the relationship with the Company is to be kept confidential and not disclosed to third parties, except in specific circumstances. The agreements also generally provide that all inventions conceived by the individual in the course of rendering service to the Company shall be the exclusive property of the Company. There can be no assurance that proprietary information or confidentiality agreements with employees, consultants and others will not be breached, that the Company will have adequate remedies for any breach, or that the Company's trade secrets will not otherwise become known to or independently developed by competitors.

     The medical device industry has been characterized by extensive litigation regarding patents and other intellectual property rights, and companies in the medical device industry have employed intellectual property litigation to gain a competitive advantage. There can be no assurance that the Company will not become subject to patent infringement claims or litigation in a court of law, or interference proceedings declared by the United States Patent and Trademark Office ("USPTO") to determine the priority of inventions or an opposition to a patent grant in a foreign jurisdiction. The defense and prosecution of intellectual property suits, USPTO interference or opposition proceedings and related legal and administrative proceedings are both costly and time-consuming. Any litigation, opposition or interference proceedings will result in substantial expense to the Company and significant diversion of effort by the Company's technical and management personnel. An adverse determination in litigation or interference proceedings to which the Company may become a party could subject the Company to significant liabilities to third parties, require disputed rights to be licensed from third parties or require the Company to cease using such technology. Although patent and intellectual property disputes in the medical device area have often been settled through licensing or similar arrangements, costs associated with such arrangements may be substantial and could include ongoing royalties. Furthermore, there can be no assurance that necessary licenses from others would be available to the Company on satisfactory terms, if at all. Adverse determinations in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent the Company from manufacturing and selling its products, which would have a material adverse effect on the Company's business, financial condition and results of operations. The Company is aware of certain patents owned or licensed by others and relating to cardiac catheters and cardiac monitoring. Certain enhancements of the Company's products are still in the design and pre-clinical testing phase. Depending on the ultimate design specifications and results of pre-clinical testing of these enhancements there can be no assurance that the Company would be able to obtain a license to such patents or that a court would find that such patents are either not infringed by such enhancements or are invalid. Further, there can be no assurance that owners or licensees of these patents will not attempt to enforce their patent rights against the Company in a patent infringement suit or other legal proceeding, regardless of the likely outcome of such suit or proceeding.

COMPETITION

     At present, the Company considers its primary competition to be companies involved in current, more established therapies for the treatment of ventricular tachycardia and atrial fibrillation, including drugs, external electrical cardioversion and defibrillation, implantable defibrillators, ablation accompanied by pacemaker implantation, and open-heart surgery. In addition, several competitors are also developing new approaches and new products for the treatment and mapping of ventricular tachycardia and atrial fibrillation, including ablation systems using ultrasound, microwave, laser and cryoablation technologies and mapping systems using contact mapping, single-point spacial mapping and non-contact, multisite electrical mapping technologies. Many of the Company's competitors have an established presence in the field of interventional cardiology and electrophysiology, including Boston Scientific Corporation, C.R. Bard, Inc., Johnson & Johnson through its Cordis Division and Medtronic, Inc. Many of these competitors have substantially greater financial and other resources than the Company, including larger research and development staffs and more experience and capabilities in conducting research and development activities, testing products in clinical trials, obtaining regulatory approvals, and manufacturing, marketing and distributing products. There can be no assurance that the Company will succeed in developing and marketing technologies and products that are more clinically efficacious and cost-effective than the more established treatments or the new approaches and products developed and marketed by its competitors. Furthermore, there can be no assurance that the Company will succeed in developing new technologies and products that are available prior to its competitors' products. The failure of the Company to demonstrate the efficacy and cost-effective advantages of its products over those of its competitors or the failure to develop new technologies and products before its competitors could have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company believes that the primary competitive factors in the market for cardiac ablation and mapping devices are safety, efficacy, ease of use and price. In addition, the length of time required for products to be developed and to receive regulatory and, in some cases, reimbursement approval is an important competitive factor. The medical device industry is characterized by rapid and significant technological change. Accordingly, the Company's success will depend in part on its ability to respond quickly to medical and technological changes through the development and introduction of new products. Product development involves a high degree of risk and there can be no assurance that the Company's new product development efforts will result in any commercially successful products. The Company believes it competes favorably with respect to these factors, although there is no assurance that it will be able to continue to do so.

GOVERNMENT REGULATION

  United States

     Clinical testing, manufacture and sale of the Company's products are subject to regulation by numerous governmental authorities, principally the FDA and corresponding state and foreign regulatory agencies. Pursuant to the FDC Act, the FDA regulates the clinical testing, manufacture, labeling, distribution and promotion of medical devices. Noncompliance with applicable requirements can result in, among other things, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, failure of the government to grant premarket clearance or premarket approval for devices, withdrawal of marketing approvals, a recommendation by the FDA that the Company not be permitted to enter into government contracts and criminal prosecution. The FDA also has the authority to request repair, replacement or refund of the cost of any device manufactured or distributed by the Company.

     In the United States, medical devices are classified into one of three classes, Class I, II or III, on the basis of the controls deemed by the FDA to be necessary to reasonably ensure their safety and effectiveness. Class I devices are subject to general controls (e.g. labeling, premarket notification and adherence to GMPs). Class II devices are subject to general controls and to special controls (e.g., performance standards, postmarket surveillance, patient registries, and FDA guidelines). Generally, Class III devices are those that must receive premarket approval by the FDA to assure their safety and effectiveness (e.g., life-sustaining, life-supporting and implantable devices, or new devices which have not been found substantially equivalent to legally marketed devices), and require clinical testing to assure safety and effectiveness and FDA approval prior to marketing and distribution.

     Before a new device can be introduced into the market, the manufacturer must generally obtain marketing clearance through a premarket notification under
Section 510(k) of the FDC Act ("510(k)") or an approval of a PMA application under Section 515 of the FDC Act. A 510(k) clearance typically will be granted if the submitted information establishes that the proposed device is "substantially equivalent" to a legally marketed Class I or 11 medical device or to a Class III medical device for which the FDA has not called for PMAs. A 510(k) notification must contain information to support a claim of substantial equivalence, which may include laboratory test results or the results of clinical studies of the device in humans. Commercial distribution of a device for which a 510(k) clearance is required can begin only after the FDA issues an order finding the device to be "substantially equivalent" to a predicate device. The FDA recently has been requiring a more rigorous demonstration of substantial equivalence than in the past and is more likely to require the submission of human clinical trial data. Based upon industry and FDA publications, the Company believes that it generally takes from four to twelve months from the date of submission to obtain a 510(k) clearance, but it may take longer. The FDA may determine that a proposed device is not substantially equivalent to a legally marketed device, or that additional information is needed before a substantial equivalence determination can be made. A "not substantially equivalent" determination, or a request for additional information, could delay the market introduction of new products that fall into this category.

     For any devices that are cleared through the 510(k) process, modifications or enhancements that could significantly affect safety or effectiveness, or constitute a major change in the intended use of the device, will require new 510(k) submissions. The FDA granted 510(k) clearance to Arrow in December 1995 for Trio/Ensemble diagnostic Catheters and Arrow distributes the product in the United States and internationally. The Company has made certain modifications to the Trio/Ensemble diagnostic catheters which the Company believes do not require submission of a new 510(k) notification. There can be no assurance, however, that the FDA will not require the submission of a new 510(k) notification for any of the modifications. If the FDA were to take such action, marketing the modified device could be delayed until a new 510(k) notification was cleared by the FDA.

     If the Company cannot establish that a proposed device is substantially equivalent to a legally marketed predicate device, the Company must seek premarket approval of the proposed device from the FDA through the submission of a PMA application. A PMA application must be supported by valid scientific evidence that typically includes extensive data, including preclinical and clinical trial data, to demonstrate the safety and efficacy of the device. If human clinical trials of a device are required and the device presents a "significant risk," the sponsor of the trial (usually the manufacturer or the distributor of the device) is required to file an IDE application with the FDA prior to commencing human clinical trials. The IDE application must be supported by data, typically including the results of animal and laboratory testing. If the IDE application is approved by the FDA and one or more appropriate institutional review boards ("IRBs"), human clinical trials may begin at a specific number of investigational sites with a specific number of patients, as approved by the FDA. If the device presents a "nonsignificant risk" to the patient, a sponsor may begin the clinical trial after obtaining approval for the study by one or more appropriate IRBs without the need for FDA approval. Sponsors of clinical trials are permitted to sell investigational devices distributed in the course of the study provided such compensation does not exceed recovery of the costs of manufacture, research, development and handling. An IDE supplement must be submitted to and approved by the FDA before a sponsor or an investigator may make a change to the investigational plan that may affect its scientific soundness or the rights, safety or welfare of human subjects.

     The Company initiated a clinical trial for the Ventricular Tachycardia Ablation System in the United States and Europe in November 1995 under an IDE approved by the FDA. Although the Company is currently conducting clinical trials with the device, there can be no assurance that such trials will be completed, or if completed, that such trials will provide sufficient safety and effectiveness data and information to support a PMA application and to obtain FDA marketing approval. In January 1996, the Company received FDA approval to conduct an IDE feasibility study to evaluate the safety of the Arrhythmia Mapping System for diagnostic mapping of ventricular tachycardia. In June 1996, the Company received an IDE supplement approval to the feasibility study relating to a slight modification to the deployment system of the Arrhythmia Mapping System for ventricular tachycardia in response to a complication noted in the evaluation of a patient enrolled in the feasibility study. See
"-- Clinical Trials -- Arrhythmia Mapping System for Ventricular Tachycardia." An IDE feasibility study is a limited investigation that is intended to provide data on the device's form, function and feasibility for diagnosis or therapeutic use. IDE applications for feasibility studies vary in scope, but typically will include one investigator at one site with a limited number of subjects, usually consisting of ten or less. Data from the IDE feasibility study will not be considered by the FDA as pivotal evidence of safety and effectiveness, but rather as a basis to finalize and confirm the device's design and determine its potential for further development. There can be no assurance that any IDE feasibility study that the Company proposes will be approved by the FDA, will be completed or, if completed, will provide sufficient data and information to support additional clinical investigations of the type necessary to obtain FDA marketing clearance or approval. There can be no assurance that the Company will be able to obtain necessary regulatory approvals on a timely basis or at all, and delays in receipt of or failure to receive such approvals, the loss of previously received approvals, or failure to comply with existing or future regulatory requirements would have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company received an IDE of its Mercator Atrial Mapping Basket for use in the right atrium in June 1996. The Company also plans to submit a supplemental IDE for its Transseptal Guide Catheter in calendar 1996. Failure to receive such regulatory approval or clearance would have a material adverse effect on the business, financial condition or results of operations. The Company's current estimates of planned submission time periods of IDEs for certain of the Company's products are set out above in "Products and Systems" and involve risks and uncertainties. The actual submission times could differ materially from those anticipated as a result of certain factors, including the Company's success in completing any remaining development of the products, the efficacy and safety of the products in laboratory testing and the other factors set forth elsewhere in this report. The PMA application must contain the results of clinical trials, the results of all relevant bench tests, laboratory and animal studies, a complete description of the device and its components, and a detailed description of the methods, facilities and controls used to manufacture the device. In addition, the submission must include the proposed labeling, advertising literature and training methods (if required). Upon receipt of a PMA application, the FDA makes a threshold determination as to whether the application is sufficiently complete to permit a substantive review. If the FDA determines that the PMA application is sufficiently complete to permit a substantive review, the FDA will accept the application for filing. Once the submission is accepted for filing, the FDA begins an in-depth review of the PMA application. Based upon industry and FDA publications, the Company believes that an FDA review of a PMA application generally takes one to three years from the date the PMA application is accepted for filing, but may take significantly longer. The review time is often significantly extended by the FDA asking for more information or clarification of information already provided in the submission. During the review period, an advisory committee, typically a panel of clinicians, will likely be convened to review and evaluate the application and provide recommendations to the FDA as to whether the device should be approved. The FDA is not bound by the recommendations of the advisory panel. Toward the end of the PMA application review process, the FDA generally will conduct an inspection of the manufacturer's facilities to ensure that the facilities are in compliance with applicable GMP requirements.

     If the FDA's evaluations of both the PMA application and the manufacturing facilities are favorable, the FDA may issue either an approval letter or an "approvable letter," which usually contains a number of conditions that must be met in order to secure final approval of the PMA application. When and if those conditions have been fulfilled to the satisfaction of the FDA, the agency will issue a PMA, authorizing commercial marketing of the device for certain indications. If the FDA evaluation of the PMA application or manufacturing facilities is not favorable, the FDA will deny approval of the PMA application or issue a "not approvable" letter. The FDA may also determine that additional clinical trials are necessary, in which case the PMA may be delayed for several years while additional clinical trials are conducted and submitted in an amendment to the PMA application. The PMA process can be expensive, uncertain and lengthy, and a number of devices for which FDA approval has been sought by other companies have never been approved for marketing.

     Modifications to a device that is the subject of an approved PMA, its labeling, or manufacturing process may require approval by the FDA of PMA supplements or new PMAs. Supplements to a PMA often require the submission of the same type of information required for an initial PMA, except that the supplement is generally limited to that information needed to support the proposed change from the product covered by the original PMA. Although under the FDC Act, the FDA is required to complete its review of a PMA or PMA supplement within 180 days, the agency may take a significantly longer period of time to complete its review.

     Any devices manufactured or distributed by the Company pursuant to FDA clearance or approvals are subject to pervasive and continuing regulation by FDA and certain state agencies, including record keeping requirements and reporting of adverse experience with the use of the device. Labeling and promotional activities are subject to scrutiny by FDA and, in certain circumstances, by the Federal Trade Commission. Current FDA enforcement policy prohibits the marketing of approved medical devices for unapproved uses.

     Manufacturers of medical devices for marketing in the United States are required to adhere to applicable regulations setting forth detailed GMP requirements, which include testing, control and documentation requirements to register their establishments with the FDA; and to submit device listing information regarding the devices marketed in the United States. Manufacturers must also comply with Medical Device Reporting ("MDR") requirements that a firm report to FDA any incident in which its product may have caused or contributed to a death or serious injury, or in which its product malfunctioned and, if the malfunction were to recur, it would be likely to cause or contribute to a death or serious injury.

     The Company has applied for a device manufacturing license from the California Department of Health Services ("CDHS"); however, the Company has not yet received an inspection by the state agency, which is required before a license can be issued. The Company is subject to routine inspection by FDA and the CDHS for compliance with GMP requirements, MDR requirements, and other applicable regulations. The Company has not yet been inspected by the FDA or the CDHS. FDA has proposed changes to the GMP regulations, including design control requirements, which will likely increase the cost of compliance with GMP requirements. Changes in existing requirements or adoption of new requirements could have a material adverse effect on the Company's business, financial condition, and results of operation. There can be no assurance that the Company will not incur significant costs to comply with laws and regulations in the future or that laws and regulations will not have a material adverse effect upon the Company's business, financial condition or results of operation.

     Labeling and promotional activities are subject to scrutiny by the FDA and, in certain circumstances, by the FTC. FDA enforcement policy strictly prohibits the marketing of FDA cleared or approved medical devices for unapproved or "off-label" uses. The Company also is subject to numerous federal, state and local laws relating to such matters as safe working conditions, manufacturing practices, environmental protection, fire hazard control and disposal of hazardous or potentially hazardous substances. There can be no assurance that the Company will not be required to incur significant costs to comply with such laws and regulations in the future or that such laws or regulations will not have a material adverse effect upon the Company's ability to do business.

     In summary, the process of obtaining a PMA and other required regulatory approvals can be expensive, uncertain, and lengthy, and there can be no assurance that the Company will ever obtain such approvals. At the earliest, the Company does not anticipate filing a PMA application for any system for at least the next two years, and does not anticipate receiving a PMA for any such system until at least one to three years after such PMA application is accepted for filing, if at all. There can be no assurance that the FDA will act favorably or quickly on any of the Company's submissions to the FDA. and significant difficulties and costs may be encountered by the Company in its efforts to obtain FDA clearance that could delay or preclude the Company from selling its products in the United States. Furthermore, there can be no assurance that the FDA will not request additional data, require that the Company conduct further clinical studies, causing the Company to incur substantial cost and delay. In addition, there can be no assurance that the FDA will not impose strict labeling requirements, onerous operator training requirements or other requirements as a condition of its PMA approval, any of which could limit the Company's ability to market its systems. Labeling and promotional activities are subject to scrutiny by the FDA and, in certain circumstances, by the Federal Trade Commission ("FTC"). FDA enforcement policy strictly prohibits the marketing of FDA cleared or approved medical devices for unapproved uses. Further, if a company wishes to modify a product after FDA approval of a PMA, including changes in indications or other modifications that could affect safety or efficacy, additional clearances or approvals will be required from the FDA. Failure to receive or delays in receipt of FDA clearances or approvals, including the need for additional clinical trials or data as a prerequisite to clearance or approval, or any FDA conditions that limit the ability of the Company to market its systems, could have a material adverse effect on the Company's business, financial condition and results of operations.

  INTERNATIONAL

     In order for the Company to market its products in Europe and certain other foreign jurisdictions, the Company must obtain required regulatory approvals and clearances and otherwise comply with extensive regulations regarding safety and manufacturing processes and quality. These regulations, including the requirements for approvals or clearance to market and the time required for regulatory review, vary from country to country. There can be no assurance that the Company will obtain regulatory approvals in such countries or that it will not be required to incur significant costs in obtaining or maintaining its foreign regulatory approvals. Delays in receipt of approvals to market the Company's products, failure to receive these approvals or future loss of previously received approvals could have a material adverse effect on the Company's business, financial condition and results of operations.

     The time required to obtain approval for sale in foreign countries may be longer or shorter than that required for FDA approval, and the requirements may differ. In addition, there may be foreign regulatory barriers other than premarket approval, and the FDA must approve exports of devices that require a PMA but are not yet approved domestically. The current rules provide that, in order to obtain FDA export approval, the Company must provide the FDA with data and information to demonstrate that the device: (1) is not contrary to public health and safety and (2) has the approval of the country to which it is intended for export. So that the FDA can determine that export of a device is not contrary to public health and safety, the Company is required to submit basic data regarding the safety of the device unless the device is the subject of an FDA approved IDE and it will be marketed or used for clinical trials in the importing country for the same intended use, or at least two IRBs in the United States have determined that the device is a nonsignificant risk device and the device will be marketed or used for clinical trials in the importing country for the same intended use. The Company also must submit a letter to the FDA from the foreign country approving importation of the device. The Company is in the process of obtaining approvals and initiating clinical trials in the United Kingdom, Germany, France, Canada, Australia, and Asia.

     The European Union ("EU") has promulgated rules which require that medical products receive by mid-calendar 1998 the right to affix the CE mark, an international symbol of adherence to quality assurance standards and compliance with applicable European medical device directives. The Company plans to implement policies and procedures intended to allow the Company to receive ISO 9001 certification, one of the CE mark certification prerequisites for its manufacturing facility in Sunnyvale, California. While the Company intends to satisfy the requisite policies and procedures that will permit it to receive the CE Mark Certification, there can be no assurance that the Company will be successful in meeting the European certification requirements and failure to receive the right to affix the CE mark will prohibit the Company from selling its products in member countries of the European Union. See "-- Clinical Trials."

THIRD-PARTY REIMBURSEMENT AND UNCERTAINTY RELATED TO HEALTH CARE REFORM

     In the United States, health care providers, including hospitals and physicians, that purchase medical products for treatment of their patients, generally rely on third-party payors, principally federal Medicare, state Medicaid and private health insurance plans, to reimburse all or a part of the costs and fees associated with the procedures performed using these products. The Company's success will be dependent upon, among other things, the ability of health care providers to obtain satisfactory reimbursement from third-party payors for medical procedures in which the Company's products are used. Third-party payors may deny reimbursement if they determine that a prescribed device has not received appropriate regulatory clearances or approvals, is not used in accordance with cost-effective treatment methods as determined by the payor, or is experimental, unnecessary or inappropriate. If FDA clearance or approval is received, third-party reimbursement would also depend upon decisions by HCFA for Medicare, as well as by individual health maintenance organizations, private insurers and other payors. Government agencies, private insurers and other payors determine whether to provide coverage for a particular procedure and reimburse health care providers for medical treatment at a fixed rate based on the diagnosis-related group ("DRG") established by the United States HCFA. The fixed rate of reimbursement is based on the procedure performed, and is unrelated to the specific type of number of devices used in a procedure. If a procedure is not covered by a DRG, payors may deny reimbursement. The Company intends to obtain an appropriate Medicare DRG assignment by HCFA for procedures performed using its devices. As part of this process, during clinical trials the Company will collect economic data regarding resources expended in performing procedures with the devices. The Company will use these data to document differences in resource use between procedures performed with the Company's devices and procedures currently categorized under existing DRGS. The Company intends to meet with HCFA policy staff to request and support development of appropriate hospital payment policies for the procedures performed using the Company's devices. In addition, the Company may also collect resource use data regarding physician services to support establishment of appropriate fee schedules by third-party payers. The Company believes these efforts will also support reimbursement among private payers.

     In addition, Medicare traditionally has considered items or services involving devices that have not been approved or cleared for marketing by FDA to be precluded from Medicare coverage. However, under a new policy which has been in effect since November 1, 1995, Medicare coverage will not be precluded for items and related services involving devices that have been classified by FDA as "non-experimental/investigational" (Category B) devices and that are furnished in accordance with the FDA-approved IDE governing clinical trials. Even with items or services involving Category B devices, however, Medicare coverage may be denied if any other coverage requirements are not met, for example if the treatment is not medically needed for the specific patient. In June 1995, the FDA assigned the IDE covering the clinical trial for the Ventricular Tachycardia Ablation System to Category B and in January 1996, assigned the IDE covering the clinical trial for the Arrhythmia Mapping System for ventricular tachycardia to Category B and in June 1996 assigned the IDE covering the clinical trial for the Arrhythmia Mapping System for atrial fibrillation to Category B. There can be no assurance that the Company's systems will be covered when they are used in clinical trials and, if covered, whether the payment amounts for their use will be considered to be adequate by hospitals and physicians. If the devices are not covered or the payments are considered to be inadequate, the Company may need to bear additional costs to sponsor such trials, and such costs could have a material adverse effect on the Company's business, financial condition and results of operation.

     Capital costs for medical equipment purchased by hospitals are currently reimbursed separately from DRG payments. Recent federal legislation reduced capital cost reimbursements under the Medicare capital cost pass-through system. The legislation requires that the aggregate amount of reimbursements in fiscal years 1992 through 1995 be reduced by approximately 10% per year. Such reductions have had an adverse impact on reimbursements to hospitals for the capital cost of equipment such as the system components of the Company's products.

     Reimbursement systems in international markets vary significantly by country and by region within some countries, and reimbursement approvals must be obtained on a country-by-country basis. Many international markets have government managed health care systems that control reimbursement for new products and procedures. In most markets, there are private insurance systems as well as government managed systems. Market acceptance of the Company's products will depend on the availability and level of reimbursement in international markets targeted by the Company. There can be no assurance that the Company will obtain reimbursement in any country within a particular time, for a particular time, for a particular amount, or at all.

     Regardless of the type of reimbursement system, the Company believes that physician advocacy of the Company's products will be required to obtain reimbursement. The Company believes that less invasive procedures generally provide less costly overall therapies as compared to conventional drug, surgery and other treatments. In addition, the Company believes that a patient's underlying arrhythmia will typically not recur after treatment with the Company's procedures. The Company anticipates that hospital administrators and physicians would justify the use of the Company's products by the attendant cost savings and clinical benefits that the Company believes would be derived from the use of its products. However, there can be no assurance that this will be the case. There can be no assurance that reimbursement for the Company's products will be available in the United States or in international markets under either government or private reimbursement systems, or that physicians will support and advocate reimbursement for procedures using the Company's products. Failure by hospitals and other users of the Company's products to obtain reimbursement from third party payors, or changes in government and private third-party payors' policies toward reimbursement for procedures employing the Company's products, would have a material adverse effect on the Company's business, financial condition and results of operations. Moreover, the Company is unable to predict what additional legislation or regulation, if any, relating to the health care industry or third-party coverage and reimbursement may be enacted in the future, or what effect such legislation or regulation would have on the Company.

     Political, economic and regulatory influences are subjecting the health care industry in the United States to fundamental change. The Company anticipates that Congress, state legislatures and the private sector will continue to review and assess alternative health care delivery and payment systems. Potential approaches that have been considered include mandated basic health care benefits, controls on health care spending through limitations on the growth of private health insurance premiums and Medicare and Medicaid spending, the creation of large insurance purchasing groups, price controls and other fundamental changes to the health care delivery system. Legislative debate is expected to continue in the future, and market forces are expected to demand reduced costs. The Company cannot predict what impact the adoption of any federal or state health care reform measures, future private sector reform or market forces may have on its business.

PRODUCT LIABILITY AND INSURANCE

     The development, manufacture and sale of medical products entail significant risk of product liability claims and product failure claims. The Company has conducted only limited clinical trials and does not yet have, and will not have for a number of years, sufficient clinical data to allow the Company to measure the risk of such claims with respect to its products. The Company faces an inherent business risk of financial exposure to product liability claims in the event that the use of its products results in personal injury or death. The Company also faces the possibility that defects in the design or manufacture of the Company's products might necessitate a product recall. There can be no assurance that the Company will not experience losses due to product liability claims or recalls in the future. The Company currently maintains product liability insurance with coverage limits of $5.0 million per occurrence and $7.0 million annually in the aggregate and there can be no assurance that the coverage limits of the Company's insurance policies will be adequate. In addition, the Company will require increased product liability coverage if any potential products are successfully commercialized. Such insurance is expensive, difficult to obtain and may not be available in the future on acceptable terms, or at all. Any claims against the Company, regardless of their merit or eventual outcome, could have a material adverse effect upon the Company's business, financial condition and results of operations.

EMPLOYEES

     As of June 30, 1996, the Company had 76 employees, 40 of whom were engaged directly in research, development, regulatory and clinical activities, 25 in manufacturing and quality assurance and 11 in marketing, sales, and administrative positions. No employee of the Company is covered by collective bargaining agreements, and the Company believes that its relationship with its employees is good.

     The Company's ability to operate successfully depends in significant part upon the continued service of certain key scientific, technical, clinical, regulatory and managerial personnel, and its continuing ability to attract and retain additional highly qualified scientific, technical, clinical, regulatory and managerial personnel. Competition for such personnel is intense, and there can be no assurance that the Company can retain such personnel or that it can attract or retain other highly qualified scientific, technical, clinical, regulatory and managerial personnel in the future, including key sales and marketing personnel. The loss of key personnel or the inability to hire and retain qualified personnel could have a material adverse effect upon the Company's business, financial condition and results of operations.

     In addition, in order to complete clinical trials in progress, prepare additional products for clinical trials, and develop future products, the Company believes that it will be required to expand its operations, particularly in the areas of research and development, manufacturing and sales and marketing. As the Company expands its operations in these areas, such expansion will likely result in new and increased responsibilities for management personnel and place significant strain upon the Company's management, operating and financial systems and resources. To accommodate any such growth and compete effectively, the Company will be required to implement and improve information systems, procedures, and controls, and to expand, train, motivate and manage its work force. The Company's future success will depend to a significant extent on the ability of its current and future management personnel to operate effectively, both independently and as a group. There can be no assurance that the Company's personnel, systems, procedures and controls will be adequate to support the Company's future operations. Any failure to implement and improve the Company's operational, financial and management systems or, to expand, train, motivate or manage employees as required by future growth, if any, could have a material adverse effect on the Company's business, financial condition and results of operations.

ITEM 2.  PROPERTIES

     The Company leases approximately 36,000 square feet in Sunnyvale, California, approximately 6,000 square feet of which is subleased to a third-party through May 1997. The facility is leased through October 1998, at which time the Company has an option to extend the lease for an additional five-year term. The Company believes that this facility will be adequate to meet its needs through fiscal 1998.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is not a party to any legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     In March and April 1996, the Company solicited the written consent of stockholders to approve certain matters. The following is a brief description of the matters approved by written consent of the stockholders and a statement of the number of votes cast for and against, and, if applicable, the number of abstentions as to each matter. There were no broker non-votes with respect to any matter.

     1. To approve an amendment to the Company's Restated Articles of Incorporation to (i) effect a two-for-three reverse split of the Company's Common Stock and Preferred Stock, (ii) set the authorized number of shares of Common Stock at 30,000,000 post-split shares, (iii) eliminate, so long as the Company's initial public offering is consummated prior to September 30, 1996, the minimum per share public offering price and the minimum aggregate public offering proceeds at which each share of Preferred Stock is automatically converted to shares of Common Stock, and (iv) amend Article IV, Section 4(e)(ii)(H) to increase from 1,540,030 post-split shares to 1,907,030 post-split shares the number of shares of Common Stock that may be issued or issuable to officers, directors, consultants or employees of the Company without triggering the antidilution protections of the Preferred Stock.

        FOR: 5,557,408          AGAINST: 3,514         ABSTAIN: 670,341

     2. To approve a change of the Company's state of incorporation from California to Delaware.

        FOR: 6,018,176         AGAINST: 24,198         ABSTAIN: 188,889

     3. To approve a restatement of the Company's Certificate of Incorporation to be effective upon the conversion of the outstanding Preferred Stock to provide for 5,000,000 post-split authorized shares of Preferred Stock.

        FOR: 6,000,041         AGAINST: 23,010         ABSTAIN: 207,612

     4. To approve and ratify a form of Indemnification Agreement to be entered into between the Company and its directors, officers and agents.

        FOR: 6,019,364         AGAINST: 23,010         ABSTAIN: 188,889

     5. To approve amendments to the 1991 Stock Option Plan, to (i) increase the number of shares of Common Stock reserved for issuance thereunder by 347,000 post-split shares, (ii) cause the 1991 Stock Option Plan to comply with the provisions of Rule 16b-3 under the Securities Exchange Act of 1934, as amended, (iii) limit the maximum number of shares which can be granted to any employee during any fiscal year, (iv) allow the grant of nonstatutory stock options at any such exercise price as may be determined by the Board of Directors on the date of grant, and (v) require the assumption of outstanding options or, in the absence of such assumption, the acceleration of vesting of outstanding options, in the event of a merger or the sale of all or substantially all of the assets of the Company.

        FOR: 6,013,731         AGAINST: 23,010         ABSTAIN: 194,522

     6. To approve the adoption of the 1996 Employee Stock Purchase Plan pursuant to which 53,000 post-split shares of Common Stock are reserved for issuance.

        FOR: 6,040,819          AGAINST: 1,222         ABSTAIN: 189,222

     7. To approve the adoption of the 1996 Director Option Plan pursuant to which 20,000 post-split shares of Common Stock are reserved for issuance.

        FOR: 6,017,134         AGAINST: 23,010         ABSTAIN: 191,119

                      EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of the Company are as follows:

              NAME                 AGE                          POSITION
- ---------------------------------  ---   ------------------------------------------------------
William N. Starling..............  43    President, Chief Executive Officer and Chairman of the
                                         Board of Directors
Earle L. Canty...................  44    Vice President, Regulatory Affairs and Quality
                                         Assurance
David W. Gryska..................  40    Vice President, Finance and Chief Financial Officer
Harold A. Heitzmann, Ph.D. ......  48    Vice President, Catheter Development
Mark L. Pomeranz.................  35    Vice President, Advanced Product Development
Richard E. Riley.................  41    Vice President, Product Development
Donald J. Santel.................  35    Vice President, International Sales and Technical
                                         Marketing

     William N. Starling has been a Director of the Company since its inception. Mr. Starling became President and Chief Executive Officer of the Company in January 1992 and Chairman of the Board of Directors in January 1996. Prior to joining the Company, Mr. Starling co-founded and was a director and a vice president of Ventritex, Inc., a medical device company, from 1985 to 1991. From 1982 to 1985, Mr. Starling was the Director of Marketing of Advanced Cardiovascular Systems, a division of Guidant, Inc. Mr. Starling serves on the Board of Visitors of the University of North Carolina at Chapel Hill.

     Earle L. Canty has been Vice President, Regulatory Affairs and Quality Assurance of the Company since April 1996. Prior to joining the Company, Mr. Canty was Vice President, Regulatory Affairs and Quality Assurance at Symphonix Devices, Inc., a medical device company, from September 1995 to March 1996. From October 1994 to September 1995, Mr. Canty was the principal of Earle L. Canty Medical Device Regulatory Affairs and Product Assurance Consulting. From 1987 to September 1994, Mr. Canty was the Vice President of Regulatory Affairs and Quality Assurance at Ventritex, Inc., a medical device company.

     David W. Gryska has been Vice President, Finance and Chief Financial Officer of the Company since October 1993. From 1982 to September 1993, Mr. Gryska was with Ernst & Young, LLP, as a partner from 1989 to September 1993.

     Harold A. Heitzmann, Ph.D. has been Vice President, Catheter Development of the Company since September 1995. From September 1991 to April 1995, Dr. Heitzmann was Director of Engineering at InnerSpace, Inc., a medical device company. From 1983 to September 1991, Dr. Heitzmann held various engineering management positions with Baxter Healthcare Corp., most recently as Director of Advanced Cardiology Projects.

     Mark L. Pomeranz has been Vice President, Advanced Product Development of the Company since May 1995. From October 1991 to May 1995, Mr. Pomeranz was Director of Catheter Engineering of the Company. From 1989 to 1991, Mr. Pomeranz was a Project Manager at Cardiovascular Imaging Systems, Inc., a medical device company. From 1986 to 1989, Mr. Pomeranz held various senior engineering positions with MCM Laboratories, Baxter Healthcare Corp. and Mallinckrodt Interventional Products.

     Richard E. Riley has been Vice President, Product Development of the Company since July 1994. From July 1992 to July 1994, Mr. Riley was Vice President, Software Development of the Company. From 1982 to June 1992, Mr. Riley held various engineering positions, including Project Director with Medtronic, Inc., a medical device company.

     Donald J. Santel has been Vice President, International Sales and Technical Marketing of the Company since January 1995. From January 1992 to January 1995, Mr. Santel was Vice President, Clinical Engineering of the Company. From 1982 to 1991, Mr. Santel was with Medtronic, Inc., a medical device company, most recently as United States Marketing Product Manager.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Common Stock of the Company has been traded on the Nasdaq National Market under the symbol CPWY since the Company's initial public offering on June 12, 1996. Prior to that time there was no public market for the Company's Common Stock. The following table sets forth for the period indicated the high and low sale prices of the Common Stock.

                                                                       HIGH         LOW
                                                                       ----         ----
    FISCAL YEAR ENDED JUNE 30, 1996
    Fourth Quarter (from June 12, 1996)..............................  $21 3/4      $12 5/8

     As of July 31, 1996, there were approximately 265 holders of record of the Common Stock.

     The Company has never declared or paid cash dividends on its capital stock. The Company currently expects to retain its future earnings for use in the operation and expansion of its business and does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     The data set forth below should be read in conjunction with the consolidated financial statements and related notes attached to the report on Form 10-K as pages F-1 through F-16.

                                                           YEAR ENDED JUNE 30,
                                        ----------------------------------------------------------
                                         1992        1993         1994         1995         1996
                                        -------     -------     --------     --------     --------
                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Net sales.............................  $    --     $    --     $     --     $    115     $  1,684
Operating expenses:
  Manufacturing start-up and cost of
     goods sold.......................       --         202        1,432        2,520        2,408
  Research and development............      648       2,494        5,103        5,666        6,819
  Selling, general and
     administrative...................      548       1,021        1,152        1,745        1,981
                                        -------     -------     --------     --------     --------
          Total operating expenses....    1,196       3,717        7,687        9,931       11,208
                                        -------     -------     --------     --------     --------
Loss from operations..................   (1,196)     (3,717)      (7,687)      (9,816)      (9,524)
Other income (expense), net...........      172         232          257          156          155
                                        -------     -------     --------     --------     --------
Net loss..............................  $(1,024)    $(3,485)    $ (7,430)    $ (9,660)    $ (9,369)
                                        =======     =======     ========     ========     ========
Pro forma net loss per share(1).......                                       $  (1.39)    $  (1.33)
                                                                             ========     ========
Shares used in computing pro forma net
  loss per share(1)...................                                          6,959        7,032
                                                                             ========     ========

                                                                 JUNE 30,
                                        ----------------------------------------------------------
                                         1992        1993         1994         1995       1996(2)
                                        -------     -------     --------     --------     --------
                                                              (IN THOUSANDS)
BALANCE SHEET DATA:
Cash, cash equivalents and short-term
  investments.........................  $ 2,601     $ 5,475     $ 15,819     $ 11,652     $ 52,873
Working capital.......................    2,529       5,099       14,861       10,632       52,028
Total assets..........................    2,858       6,212       17,777       15,139       57,188
Long-term liabilities, net of current
  portion.............................       --          --        5,050        5,978        8,877
Accumulated deficit...................   (1,109)     (4,594)     (12,024)     (21,684)     (31,053)
Stockholders' equity..................    2,778       5,826       11,483        7,440       46,051

- ---------------
(1) See Note 1 of Notes to Consolidated Financial Statements for an explanation of shares used in computing pro forma net loss per share.

(2) The selected consolidated balance sheet data as of June 30, 1996 reflect the Company's initial public offering completed in June 1996.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth below and elsewhere in this Report.

OVERVIEW

     The Company was founded in April 1991 and to date has engaged primarily in researching, developing, testing and obtaining regulatory clearances for its products. The Company has experienced significant operating losses since inception and, as of June 30, 1996, had an accumulated deficit of approximately $31.0 million. The Company has generated only limited revenues from sales of Radii supraventricular tachycardia mapping and ablation catheters and Trio/Ensemble diagnostic catheters. The Company expects its operating losses to continue through at least the end of fiscal 1998 as it continues to expend substantial funds for clinical trials in support of regulatory approvals, expansion of research and development activities, establishment of commercial-scale manufacturing capabilities and expansion of sales and marketing activities.

     The Company believes that its Ventricular Tachycardia Ablation System, Arrhythmia Mapping Systems and Atrial Fibrillation Ablation System and their component catheters and equipment are currently the Company's only significant potential products. The Ventricular Tachycardia Ablation System and Arrhythmia Mapping System for diagnostic mapping of ventricular tachycardia are in the early stages of clinical testing, and clinical data obtained to date are insufficient to demonstrate the safety and efficacy of these products under applicable FDA regulatory guidelines. In addition, the ablation catheter and ablation equipment that together form the Atrial Fibrillation Ablation System and the mapping catheter and mapping equipment that together form the Arrhythmia Mapping System for atrial fibrillation are still under development. The design, manufacturing, labeling, distribution and marketing of the Company's products are subject to extensive and rigorous government regulation in the United States and certain other countries where the process of obtaining required regulatory approvals is lengthy, expensive and uncertain. In order for the Company to market the Ventricular Tachycardia Ablation System, Arrhythmia Mapping Systems or Atrial Fibrillation Ablation System and related catheters and equipment in the United States, the Company must obtain clearance or approval from the FDA. At the earliest, the Company does not anticipate filing a PMA application for any system for at least the next two years, and does not anticipate receiving a PMA for any such system until at least one to three years after such PMA application is accepted for filing, if at all. The Company will not generate any significant revenue in the United States until such time, if ever, as its Ventricular Tachycardia Ablation System, Arrhythmia Mapping Systems or Atrial Fibrillation Ablation System obtain clearance or approval from the FDA. Even if one or more of the Company's products obtain FDA clearance or approval, there can be no assurance that any of the Company's products for diagnosis and treatment of ventricular tachycardia and atrial fibrillation will be successfully commercialized or that the Company will achieve significant revenues from either international or domestic sales.

     The Company does not have any experience in manufacturing, marketing or selling its products for diagnosis and treatment of ventricular tachycardia and atrial fibrillation in commercial quantities. If the Company receives FDA clearance or approval for its products, it will need to expend significant capital resources and develop manufacturing expertise to establish large-scale manufacturing capabilities. Manufacturers often encounter difficulties in scaling up production of new products, including problems involving production yields, quality control and assurance, component supply shortages, shortages of qualified personnel, compliance with FDA regulations, and the need for further FDA approval of new manufacturing processes. In addition, if FDA clearances or approvals are received, the Company intends to market its products primarily through a direct sales force in the United States and indirect sales channels internationally. Establishing a marketing and sales capability sufficient to support sales in commercial quantities will require substantial efforts and require significant management and financial resources.

RESULTS OF OPERATIONS

  Years Ended June 30, 1995 and 1996

     Net Sales. The Company's net sales to date have resulted primarily from limited sales of the Trio/Ensemble diagnostic catheters and Radii supraventricular tachycardia mapping and ablation catheters. During the year ended June 30, 1996, the Company also sold a limited number of the Model 8002 Radio frequency Generator and Integrated Fluid Pump for use in clinical trials. The Company's net sales increased from $115,000 for the year ended June 30, 1995 to $1.7 million for the year ended June 30, 1996. The increase in net sales was primarily attributable to increased sales of the Trio/Ensemble and Radii catheters following the establishment of distribution arrangements in certain European markets and Japan.

     In December 1995, the Company received $3.0 million pursuant to a royalty agreement with Arrow. This amount was recorded as deferred royalty income and will be amortized to income for those Trio/Ensemble catheters that Arrow manufactures and sells. The royalty rate is 5% of the Trio/Ensemble catheter's sales price. To date no royalty income has been earned by the Company because Arrow has not manufactured the Trio/Ensemble catheter. For the year ended June 30, 1996, the Company earned revenue from sales of Trio/Ensemble catheters to Arrow. The Company believes that Arrow will begin manufacturing the Trio/Ensemble product by the end of calendar 1996. As a result, by the end of calendar 1996, Arrow will no longer purchase the Trio/Ensemble catheter from the Company. At such time the Company will begin to recognize royalty income from Arrow's sales of the Trio/Ensemble catheter. The prepaid royalty will be amortized to income based on 5% of the selling price paid by Arrow's customers for the Trio/Ensemble diagnostic catheters.

     Manufacturing Start-Up and Cost of Goods Sold. Manufacturing start-up and cost of goods sold primarily includes raw materials costs, catheter fabrication costs and system assembly and test costs. The Company's manufacturing activities include pilot manufacturing for catheters sold internationally and for catheters and ablation and mapping equipment used in clinical trials. Manufacturing start-up and cost of goods sold decreased 4.4% from $2.5 million for the year ended June 30, 1995 to $2.4 million for the year ended June 30, 1996. The decrease was primarily attributable to the nonrecurrence of manufacturing start-up costs associated with the expansion of catheter and ablation and mapping equipment production capacity, partially offset by increased compensation and associated labor costs for assembly personnel and increased raw materials and supply costs supporting higher production and sales levels.

     Research and Development. Research and development expenses include costs associated with product research, clinical trials, prototype development, obtaining regulatory approvals and costs associated with hiring regulatory, clinical, research and engineering personnel. Research and development expenses increased 20.4% from $5.7 million for the year ended June 30, 1995 to $6.8 million for the year ended June 30, 1996. This increase was primarily attributable to increased costs associated with the hiring of additional engineering, regulatory and clinical personnel, increased prototype development costs, increased costs related to the manufacture and placement of Ventricular Tachycardia Ablation and Arrhythmia Mapping Systems at clinical sites in the United States and Europe as clinical trials commenced. The Company believes that research and development expenditures will increase in the future as the Company invests in product and process improvements related to its ventricular tachycardia and atrial fibrillation products, expands clinical research activities and increases its research and development efforts related to new products and technologies.

     Selling, General and Administrative. Selling, general and administrative expenses include compensation and benefits for sales, marketing, senior management and administrative personnel, professional fees in connection with obtaining patent protection, and costs of trade shows. Selling, general and administrative expenses increased 13.5% from $1.7 million for the year ended June 30, 1995 to $2.0 million for the year ended June 30, 1996. The increase was primarily attributable to increased expenditures for administrative personnel and services to support expanding international sales and marketing activities, increased costs associated with expanded participation in trade shows, increased professional fees related to the filing and registration of the Company's patents, and costs related to the Company's internal computer network and related administrative services, partially offset by the termination of a distributor arrangement and the non-recurrence of certain one-time costs related to expansion of administrative and sales and marketing functions. The Company anticipates that selling, general and administrative expenses will increase in future periods as additional personnel are added to support growing business operations in all functional areas.

     Other Income (Expense), Net. Other income (expense), net decreased from net other income of $157,000 for the year ended June 30, 1995 to net other income of $155,000 for the year ended June 30, 1996. The net decrease resulted from increased interest expense in connection with increased equipment lease financing activity.

     Net Loss. Due to the factors described above, the Company recognized net losses of $9.7 million and $9.4 million for the year ended June 30, 1995 and 1996, respectively.

     Net Operating Loss and Research Tax Credit Carry Forwards. As of June 30, 1996, the Company's reported net operating loss carryforwards were approximately $26.0 million and $5.0 million for federal and state income tax purposes, respectively. The Company's research tax credit carryforwards were approximately $1.6 million. If not utilized, the net operating loss and credit carryforwards will expire at various dates beginning in the years between 1998 through 2011. Approximately $7.0 million of the federal net operating loss carryforward is subject to an annual limitation on utilization of approximately $1.0 million due to an ownership change as defined by the provisions of Internal Revenue Code
Section 382. In the event of additional ownership changes in the future as a result of issuances or additional stock transfers, there could be further annual limitations on the Company's ability to utilize its net operating loss and credit carryforwards.

  Years Ended June 30, 1994 and 1995

     Net Sales. Net sales were $115,000 for the year ended June 30, 1995 and there were no sales for the year ended June 30, 1994. During fiscal 1995, the Company made initial shipments of the Trio/Ensemble and Radii catheters to distributors in Japan and Europe. These shipments, consisting of both demonstration units and units for field use at electrophysiology centers, reflected reduced introductory pricing arrangements.

     Manufacturing Start-Up and Cost of Goods Sold. Manufacturing start-up and cost of goods sold increased 75.9% from $1.4 million for the year ended June 30, 1994 to $2.5 million for the year ended June 30, 1995. The increase was primarily attributable to the initial establishment and overall expansion of production capacity and quality control operations, including the hiring of assembly personnel and technicians, and increased expenditures for raw materials and supplies supporting early production runs. In fiscal 1994 and 1995, the Company anticipated completing product development efforts of its Radii and Trio/Ensemble catheters and hired manufacturing personnel to support the anticipated United States and international commercialization of these products. The Company was delayed in completing the development of these products and in obtaining certain United States and international product registrations. In addition, the Company experienced lower than expected production yields as it increased manufacturing capacity for the catheters. Accordingly, the Company incurred manufacturing start-up costs of approximately $4.0 million, and had insignificant or no revenue during these fiscal years.

     Research and Development. Research and development expenses increased 11.0% from $5.1 million for the year ended June 30, 1994 to $5.7 million for the year ended June 30, 1995. The increase in research and development expenses were primarily attributable to the establishment and growth of the Company's clinical research operations during fiscal 1994 and 1995 and the expansion of the Company's overall research and development organization which reflects costs associated with the hiring of engineering personnel for the design, development, prototyping and testing of the Company's products.

     Selling, General and Administrative. Selling, general and administrative expenses increased 51.5% from $1.2 million for the year ended June 30, 1994 to $1.7 million for the year ended June 30, 1995. The increase in selling, general and administrative expenses was primarily attributable to increased personnel costs as the Company established and expanded the finance, accounting and human resource functions, increased costs associated with facilities and related services supporting expanding operations, and increased professional fees in connection with the filing and registration of the Company's patents.

     Other Income (Expense), Net. Other income (expense), net decreased from net other income of $257,000 for the year ended June 30, 1994 to net other income of $157,000 for the year ended June 30, 1995. The decrease in net other income resulted from increased interest expense in connection with the Company's $4.5 million financing and increased equipment lease financing activity during fiscal 1995, partially offset by increased interest income on higher average cash, cash equivalent and short-term investment balances.

     Net Loss. Due to the factors described above, the Company recognized net losses of $7.4 million and $9.7 million for the years ended June 30, 1994 and 1995, respectively.

     Impact of Adoption of New Accounting Standards. In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("FAS 123") which established a fair value based method of accounting for stock-based compensation plans and requires additional disclosures for those companies who elect not to adopt the new method of accounting. The Company will be required to adopt FAS 123 in fiscal 1997. The Company intends to continue to account for employee stock awards in accordance with APB Opinion No. 25 and to adopt the "disclosure only" alternative described in FAS 123.

     In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of " ("FAS 121") which requires the Company to review for impairment of long-lived assets, certain identifiable intangibles and goodwill related to those assets whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable. In certain situations, an impairment loss would be recognized. FAS 121 will become effective for the Company's year ending June 30, 1997. The Company has studied the implications of FAS 121 and, based on its initial evaluation, does not expect its adoption to have a material impact on the Company's financial condition or results of operations.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, the Company has financed its operations through a combination of private placements of equity securities yielding approximately $33.5 million, a private placement of debt securities yielding approximately $4.5 million, equipment lease financing arrangements yielding approximately $2.3 million and a prepaid royalty arrangement yielding $3.0 million. In addition, the Company closed its initial public offering in June 1996 raising net proceeds of approximately $43.1 million. As of June 30, 1996, the Company had approximately $52.9 million in cash, cash equivalents and investment securities.

     Net cash used in operating activities was approximately $6.7 million, $9.0 million and $5.0 million for the years ended June 30, 1994, 1995 and 1996, respectively. For such periods, net cash used in operating activities resulted primarily from net losses. Net cash used in investing activities was approximately $7.7 million and $18.5 for the years ended June 30, 1994 and 1996, respectively, and net cash provided by investing activities was approximately $2.6 million for the year ended June 30, 1995. The net cash used in investing activities was primarily attributable to the purchase of short-term investments and the purchase of property and equipment. Net cash provided by investing activities was primarily attributable to maturities of short-term investments. Net cash provided by financing activities was approximately $17.5 million, $5.2 million and $47.3 million for the years ended June 30, 1994, 1995 and 1996, respectively. The net cash provided by financing activities was primarily attributable to the sale of preferred stock and proceeds from long-term borrowings, and the closing of the Company's initial public offering during June 1996.

     As of June 30, 1996, the Company had capital equipment of $4.6 million less accumulated depreciation and amortization of $1.8 million to support its clinical, development, manufacturing and administrative activities. The Company has financed approximately $2.3 million from capital lease obligations through June 30, 1996. The Company currently has an unused equipment lease line facility of $823,000 which expires on December 31, 1996, and expects to fully utilize this lease line and a portion of its existing cash resources in connection with the purchase of additional capital equipment over the next 12 months. In addition, as of June 30, 1996, the Company had approximately $180,000 in noncancelable purchase commitments to acquire certain equipment components from two vendors. The Company expects to use approximately $15 to $18 million of the net proceeds of its initial public offering for funding research and development, including clinical trials, approximately $4 to $6 million for marketing and sales, approximately $3 to $4 million for general and administrative support, approximately $3.5 million for capital expenditures and the remainder for working capital. The Company expects capital expenditures to increase over the next several years as it expands facilities and acquires equipment to support the planned expansion of manufacturing capabilities.

     The Company's future liquidity and capital requirements will depend upon numerous factors, including the progress of the Company's product development efforts, the progress of the Company's clinical trials, actions relating to regulatory matters, the costs and timing of expansion of product development, manufacturing, marketing and sales activities, the extent to which the Company's products gain market acceptance, and competitive developments. Although the Company believes that the proceeds from its initial public offering together with the Company's current cash balances and cash generated from the future sale of products will be sufficient to meet the Company's operating and capital requirements through calendar 1998, there can be no assurance that the Company will not require additional financing within this time frame.

     The Company's forecast of the period of time through which its financial resources will be adequate to support its operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary. The factors described earlier in this report will impact the Company's future capital requirements and the adequacy of its available funds. The Company may be required to raise additional funds through public or private financing, collaborative relationships or other arrangements. There can be no assurance that such additional funding, if needed, will be available on terms attractive to the Company, or at all. Furthermore, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Collaborative arrangements, if necessary to raise additional funds, may require the Company to relinquish its rights to certain of its technologies, products or marketing territories. The failure of the Company to raise capital when needed could have a material adverse effect on the Company's business, financial condition and results of operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Company's financial statements and the report of independent auditors appear on pages F-1 through F-16 of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item concerning the Company's directors is incorporated by reference from the section captioned "Election of Directors" contained in the Company's Proxy Statement related to the Annual Meeting of Stockholders to be held October 9, 1996, to be filed by the Company with the Securities and Exchange Commission within 120 days of the end of the Company's fiscal year pursuant to General Instruction G(3) of Form 10-K (the "Proxy Statement"). The information required by this item concerning executive officers is set forth in Part I of this Report. The information required by this item concerning compliance with Section 16(a) of the Exchange Act is incorporated by reference from the section captioned "Section 16(a) Beneficial Ownership Reporting Compliance" contained in the Proxy Statement.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this item is incorporated by reference from the section captioned "Executive Compensation" contained in the Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated by reference from the section captioned "Security Ownership of Certain Beneficial Owners and Management" contained in the Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated by reference from the sections captioned "Compensation Committee Interlocks and Insider Participation" and "Certain Transactions With Management" contained in the Proxy Statement.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a)(1) Financial Statements

     The following financial statements are filed as part of this Report:

                                                                                    PAGE
                                                                                    ----
    Report of Ernst & Young LLP, Independent Auditors.............................  F-2
    Consolidated Balance Sheets...................................................  F-3
    Consolidated Statements of Operations.........................................  F-4
    Consolidated Statements of Stockholders' Equity...............................  F-5
    Consolidated Statements of Cash Flows.........................................  F-6
    Notes to Consolidated Financial Statements....................................  F-7

     (a)(2) Financial Statement Schedules

    II -- Valuation and Qualifying Accounts........................................  S-1

     All other Schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

     (a)(3) Exhibits

 3.1      Restated Articles of Incorporation of the Registrant.
 3.2      Bylaws of Registrant.
 4.1++    Specimen Common Stock Certificate.
10.1++    Form of Indemnification Agreement between the Registrant and each of its directors and officers.
10.2++    1991 Stock Plan and form of Stock Option Agreement thereunder.
10.3++    1996 Director Option Plan and form of Director Stock Option Agreement thereunder.
10.4++    1996 Employee Stock Purchase Plan and forms of agreement thereunder.
10.5+++   OEM Agreement between Registrant and Liebel-Flarsheim Company dated June
          22, 1994.
10.6+++   License Agreement between Registrant and BSI Corporation dated October 21,
          1994.
10.7++    Loan Agreement between the Registrant and Dideco S.p.A. dated June 23,
          1994, as amended by Amendment to Loan Agreement dated June 22, 1995 and
          Amendment No. 2 to Loan Agreement dated April 10, 1996.
10.8+++   Exclusive License Agreement dated May 24, 1995.
10.9++    Manufacturing and Supply Agreement between the Registrant and Arrow
          International Inc. dated March 8, 1995.
10.10++   Exclusive International Distributor Agreement between the Registrant and
          Arrow International dated March 8, 1995.
10.11++   Lease dated June 25, 1993 between the Registrant and Brock Properties.
10.12++   Master Lease Agreement dated December 1, 1993 between the Registrant and
          Linc Capital Management Services, Ltd., as amended.
10.13++   Shareholder Rights Agreement, as amended to date, dated June 13, 1995, between the Registrant and certain holders of the Company's securities.
10.14++   Consulting Agreement dated June 1, 1995 between the Registrant and Mir
          Imran.
11.1      Statement Regarding Computation of Net Loss Per Share.
22.1++    Subsidiaries of Registrant.
23.1      Consent of Ernst & Young LLP, Independent Auditors.
24.1      Power of Attorney (see page 40).
27.1      Financial Data Schedule

- ---------------
+ Confidential treatment has been granted for portions of these agreements.
  Omitted portions have been filed separately with the Commission.

++ Incorporated by reference to exhibits filed with Registrant's Registration
   Statement on Form S-1 (Reg. No. 333-3616) as declared effective by the Commission on June 12, 1996.

     (b) Reports on Form 8-K. The Company did not file any reports on Form 8-K during the quarter ended June 30, 1996.

     (c) Exhibits.  See Item 14(a)(3) above.

     (d) Financial Statement Schedules.  See Item 14(a)(2) above.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          CARDIAC PATHWAYS CORPORATION

                                          By: /s/     WILLIAM N. STARLING

                                            ------------------------------------
                                                    William N. Starling
                                             President, Chief Executive Officer
                                                         and Director

Date: August 21, 1996

                               POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints William N. Starling and David W. Gryska, and each of them, his true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, to sign any and all amendments (including post-effective amendments) to this Annual Report on Form 10-K and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitute or substitutes, or any of them, shall do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                SIGNATURE                                 TITLE                      DATE
- ------------------------------------------  ---------------------------------  ----------------
          /s/         WILLIAM N.            President, Chief Executive          August 21, 1996
                  STARLING                    Officer and Director (Principal
- ------------------------------------------    Executive Officer)
          (William N. Starling)
          /s/           DAVID W.            Vice President of Finance and       August 21, 1996
                   GRYSKA                     Chief Financial Officer
- ------------------------------------------    (Principal Financial and
            (David W. Gryska)                 Accounting Officer)
    /s/     ANNETTE J. CAMPBELL-WHITE       Director                            August 21, 1996
- ------------------------------------------
       (Annette J. Campbell-White)
         /s/           MICHAEL L.           Director                            August 21, 1996
                   EAGLE
- ------------------------------------------
            (Michael L. Eagle)

                SIGNATURE                                 TITLE                      DATE
- ------------------------------------------  ---------------------------------  ----------------
     /s/      THOMAS J. FOGARTY, M.D.       Director                            August 21, 1996
- ------------------------------------------
        (Thomas J. Fogarty, M.D.)
       /s/       JOSEPH P. ILVENTO,         Director                            August 21, 1996
                    M.D.
- ------------------------------------------
        (Joseph P. Ilvento, M.D.)
     /s/       LAWRENCE G. MOHR, JR.        Director                            August 21, 1996
- ------------------------------------------
         (Lawrence G. Mohr, Jr.)

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                        PAGE
                                                                                        ----
Report of Ernst & Young LLP, Independent Auditors.....................................  F-2
Consolidated Balance Sheets as of June 30, 1995 and 1996..............................  F-3
Consolidated Statements of Operations for the years ended June 30, 1994, 1995 and
  1996................................................................................  F-4
Consolidated Statements of Stockholders' Equity for the years ended June 30, 1994,
  1995 and 1996.......................................................................  F-5
Consolidated Statements of Cash Flows for the years ended June 30, 1994, 1995, and
  1996................................................................................  F-6
Notes to Consolidated Financial Statements............................................  F-7

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Cardiac Pathways Corporation

     We have audited the accompanying consolidated balance sheets of Cardiac Pathways Corporation as of June 30, 1995 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cardiac Pathways Corporation at June 30, 1995 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material aspects the information set forth therein.

                                                          /s/  ERNST & YOUNG LLP

San Jose, California
July 30, 1996

                          CARDIAC PATHWAYS CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                                                            JUNE 30,
                                                                  -----------------------------
                                                                      1995             1996
                                                                  ------------     ------------
ASSETS
Current assets:
  Cash and cash equivalents.....................................  $  5,372,945     $ 29,112,255
  Short-term investments........................................     6,279,361       23,760,812
  Accounts receivable, net of allowance for doubtful accounts of
     $9,500 at June 30, 1995 and 1996...........................        50,871          398,997
  Receivable from related party.................................       135,800           21,725
  Inventories...................................................       211,693          162,516
  Prepaid expenses..............................................       141,073          234,339
  Notes receivable from related parties.........................            --          256,656
  Other current assets..........................................       160,955          340,291
                                                                  ------------     ------------
          Total current assets..................................    12,352,698       54,287,591
Property and equipment, net.....................................     2,508,125        2,835,355
Notes receivable from related parties...........................       221,334            5,760
Deposits and other assets.......................................        56,972           59,188
                                                                  ------------     ------------
                                                                  $ 15,139,129     $ 57,187,894
                                                                  ============     ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..............................................  $    579,597     $    511,386
  Accrued compensation and related benefits.....................        98,655          193,511
  Other accrued expenses........................................       481,355          883,569
  Current obligations under capital leases......................       561,379          671,538
                                                                  ------------     ------------
          Total current liabilities.............................     1,720,986        2,260,004
Long-term obligations under capital leases......................     1,102,996          602,574
Deferred royalty income.........................................            --        3,000,000
Note payable....................................................     4,500,000        4,500,000
Interest payable................................................       374,765          774,421
Commitments
Stockholders' equity:
  Preferred stock, $.001 par value; no shares authorized, issued and outstanding at June 30, 1995; 5,000,000 shares
     authorized, and none issued and outstanding at June 30,
     1996.......................................................            --               --
  Convertible preferred stock, $.001 par value; issuable in
     series, 6,122,666 shares authorized, 5,149,702 shares
     issued and outstanding at June 30, 1995; no shares
     authorized, issued and outstanding at June 30, 1996........         5,150               --
  Common stock, $.001 par value; 30,000,000 shares authorized;
     925,185 shares issued and outstanding at June 30, 1995 and
     9,269,332 at June 30, 1996.................................           925            9,270
  Additional paid-in capital....................................    29,129,381       77,656,634
  Receivables from stockholders.................................       (11,000)        (406,000)
  Accumulated deficit...........................................   (21,684,074)     (31,053,238)
  Deferred compensation.........................................            --         (155,771)
                                                                  ------------     ------------
          Total stockholders' equity............................     7,440,382       46,050,895
                                                                  ------------     ------------
                                                                  $ 15,139,129     $ 57,187,894
                                                                  ============     ============

                See Notes to Consolidated Financial Statements.

                          CARDIAC PATHWAYS CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                  YEAR ENDED JUNE 30,
                                                      -------------------------------------------
                                                         1994            1995            1996
                                                      -----------     -----------     -----------
Net sales...........................................  $        --     $   115,316     $ 1,684,107
Operating expenses:
  Manufacturing start-up and cost of goods sold.....    1,432,273       2,519,785       2,407,655
  Research and development..........................    5,102,532       5,666,176       6,819,647
  Selling, general and administrative...............    1,152,381       1,745,556       1,981,309
                                                      -----------     -----------     -----------
          Total operating expenses..................    7,687,186       9,931,517      11,208,611
                                                      -----------     -----------     -----------
Loss from operations................................   (7,687,186)     (9,816,201)     (9,524,504)
Other income (expense):
  Interest income...................................      296,369         543,073         700,934
  Interest expense..................................      (41,319)       (495,450)       (568,802)
  Other, net........................................        2,290         109,035          23,208
                                                      -----------     -----------     -----------
          Total other income (expense)..............      257,340         156,658         155,340
                                                      -----------     -----------     -----------
Net loss............................................  $(7,429,846)    $(9,659,543)    $(9,369,164)
                                                      ===========     ===========     ===========
Pro forma net loss per share........................                       $(1.39)         $(1.33)
                                                                           ------          ------
                                                                           ------          ------
Shares used in computing pro forma net loss per
  share.............................................                    6,959,000       7,032,000
                                                                      -----------     -----------
                                                                      -----------     -----------

                See Notes to Consolidated Financial Statements.

                          CARDIAC PATHWAYS CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                  PREFERRED STOCK       COMMON STOCK                      RECEIVABLES                                   TOTAL
                -------------------   -----------------    ADDITIONAL         FROM      ACCUMULATED     DEFERRED    STOCKHOLDERS'
                  SHARES    AMOUNT     SHARES    AMOUNT  PAID-IN CAPITAL  STOCKHOLDERS    DEFICIT     COMPENSATION     EQUITY
                ----------  -------   ---------  ------  ---------------  ------------  ------------  ------------  -------------
Balance at
  June 30,
  1993........   3,316,111  $ 3,317     777,515  $ 778     $10,416,402     $       --   $ (4,594,685)  $       --    $ 5,825,812
Issuance of
  Series D
  convertible
  preferred
  stock, less
  $455,985 in
  issuance
  costs.......   1,270,114    1,270          --     --      10,592,742             --             --           --     10,594,012
Issuance of
  Series E
  convertible
  preferred
  stock, less
  $60,236 in
  issuance
  costs.......     190,476      190          --     --       2,439,572             --             --           --      2,439,762
Issuance of
  Series D
  preferred
  stock
  warrants....          --       --          --     --          34,799             --             --           --         34,799
Exercise of
  options to
  purchase
  common
  stock.......          --       --      56,056     56          17,988             --             --           --         18,044
Net loss......          --       --          --     --              --             --     (7,429,846)          --     (7,429,846)
                ----------  -------   ---------  ------    -----------      ---------    -----------    ---------    -----------
Balance at
  June 30,
  1994........   4,776,701    4,777     833,571    834      23,501,503             --    (12,024,531)          --     11,482,583
Issuance of
  Series F
  convertible
  preferred
  stock, less
  $38,257 in
  issuance
  costs.......     373,001      373          --     --       5,556,370             --             --           --      5,556,743
Issuance of
  Series E
  preferred
  stock
  warrants....          --       --          --     --           7,799             --             --           --          7,799
Issuance of
  common stock
  for
  technology
  and
  services....          --       --       7,333      7          10,273             --             --           --         10,280
Issuance of
  nonqualified
  stock
  options for
  services....          --       --          --     --          11,623             --             --           --         11,623
Exercise of
  options to
  purchase
  common
  stock.......          --       --      84,281     84          41,813        (11,000)            --           --         30,897
Net loss......          --       --          --     --              --             --     (9,659,543)          --     (9,659,543)
                ----------  -------   ---------  ------    -----------      ---------    -----------    ---------    -----------
Balance at
  June 30,
  1995........   5,149,702    5,150     925,185    925      29,129,381        (11,000)   (21,684,074)          --      7,440,382
Issuance of
  Series F
  convertible
  preferred
  stock, less
  $997 in
  issuance
  costs.......     300,000      300          --     --       4,498,702             --             --           --      4,499,002
Issuance of
  Series F
  preferred
  stock
  warrants....          --       --          --     --          33,000             --             --           --         33,000
Issuance of
  nonqualified
  stock
  options for
  services....          --       --          --     --          34,131             --             --           --         34,131
Exercise of
  warrant to
  purchase
  common
  stock.......          --       --       6,667      7          57,993             --             --           --         58,000
Exercise of
  options to
  purchase
  common
  stock.......          --       --     387,778    388         576,887       (395,000)            --           --        182,275
Conversion of
  preferred
  stock to
  common
  stock.......  (5,449,702)  (5,450)  5,449,702  5,450              --             --             --           --             --
Issuance of
  common stock
  in
  connection
  with initial
  public
  offering,
  less
  $1,037,725
  in issuance
  costs.......          --       --   2,500,000  2,500      43,134,775             --             --           --     43,137,275
Deferred
compensation...         --       --          --     --         191,765             --             --     (191,765)            --
Amortization
  of deferred
  compensation...         --      --         --     --              --             --             --       35,994         35,994
Net loss......          --       --          --     --              --             --     (9,369,164)          --     (9,369,164)
                ----------  -------   ---------  ------    -----------      ---------    -----------    ---------    -----------
Balance at
  June 30,
  1996........          --  $    --   9,269,332  $9,270    $77,656,634     $ (406,000)  $(31,053,238)  $ (155,771)   $46,050,895
                ==========  =======   =========  ======    ===========      =========    ===========    =========    ===========

                See Notes to Consolidated Financial Statements.

                          CARDIAC PATHWAYS CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                YEAR ENDED JUNE 30,
                                                   ----------------------------------------------
                                                       1994             1995             1996
                                                   ------------     ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss.........................................  $ (7,429,846)    $ (9,659,543)    $ (9,369,164)
Adjustments to reconcile net loss to net cash
  used in operating activities:
  Depreciation and amortization..................       257,285          579,671          818,072
  Amortization of deferred compensation..........            --               --           35,994
  Loss on disposal of property and equipment.....        24,224               --           12,860
  Issuance of preferred stock warrants...........        34,799            7,799           33,000
  Issuance of nonqualified stock options for
     services....................................            --           11,623           34,131
  Issuance of common stock for technology and
     services....................................            --           10,280               --
Changes in operating assets and liabilities:
  Accounts receivable............................            --          (50,871)        (348,126)
  Receivable from related party..................       (15,000)        (120,800)         114,075
  Inventories....................................            --         (211,693)          49,177
  Prepaid expenses...............................      (114,743)         (26,330)         (93,266)
  Other current assets...........................       (89,685)          (4,583)        (179,336)
  Accounts payable...............................       423,774           70,142          (68,211)
  Accrued compensation and related benefits......       159,677         (111,964)          94,856
  Other accrued expenses.........................        82,983          148,931          402,214
  Interest payable...............................            --          374,765          399,656
  Deferred royalty income........................            --               --        3,000,000
                                                   ------------     ------------     ------------
Net cash used in operating activities............    (6,666,532)      (8,982,573)      (5,064,068)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of short-term investments...............   (21,322,869)     (11,920,680)     (27,761,202)
Maturities and sales of short-term investments...    14,043,548       14,905,122       10,279,751
Purchase of property and equipment...............      (439,927)        (341,533)        (981,344)
Proceeds from sale of equipment..................        11,291               --               --
(Increase) decrease in notes receivable..........            --          (21,334)           4,000
(Increase) in deposits and other assets..........       (17,718)         (12,381)         (47,298)
                                                   ------------     ------------     ------------
Net cash provided by (used in) investing
  activities.....................................    (7,725,675)       2,609,194      (18,506,093)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from initial public offering, net.......            --               --       43,137,275
Principal payments under capital lease
  obligations....................................       (94,620)        (396,742)        (567,081)
Proceeds from sale of preferred stock............    13,033,774        5,556,743        4,499,002
Proceeds from note payable.......................     4,500,000               --               --
Proceeds from sale of common stock...............        18,044           41,897          250,275
Notes receivable from stockholders...............            --          (11,000)         (10,000)
                                                   ------------     ------------     ------------
Net cash provided by financing activities........    17,457,198        5,190,898       47,309,471
                                                   ------------     ------------     ------------
Net increase (decrease) in cash and cash
  equivalents....................................     3,064,991       (1,182,481)      23,739,310
Cash and cash equivalents at beginning of year...     3,490,435        6,555,426        5,372,945
                                                   ------------     ------------     ------------
Cash and cash equivalents at end of year.........  $  6,555,426     $  5,372,945     $ 29,112,255
                                                   ============     ============     ============

                See Notes to Consolidated Financial Statements.

                          CARDIAC PATHWAYS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1996

1.  NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Nature of Business

     Cardiac Pathways Corporation (the "Company"), a Delaware corporation, designs, develops and manufactures minimally invasive systems to diagnose and treat cardiac tachyarrhythmias.

  Basis of Presentation

     The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Cardiac Pathways B.V. and Cardiac Pathways S.A. All significant intercompany accounts and transactions have been eliminated.

  Use of Estimates

     The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

  Reincorporation

     On March 15, 1996, the Board of Directors of the Company authorized the reincorporation of the Company in the state of Delaware and a 2-for-3 reverse stock split. Following stockholder approval, the reincorporation was effected on May 31, 1996.

     Effective upon the closing of the Company's initial public offering in June 1996, the Company became authorized to issue 5,000,000 shares of $.001 par value preferred stock and 30,000,000 shares of $.001 par value common stock (see Note
4). All par value, share and per share amounts, as well as the dividend and liquidation preferences for preferred stock, included in the accompanying consolidated financial statements, have been retroactively adjusted to reflect the reverse stock split and the Company's reincorporation in Delaware.

  Fair Value of Financial Instruments

     The carrying amounts reported in the balance sheet for cash and cash equivalents and short-term investments approximate fair value. The fair value of short-term investments is based on quoted market prices.

     The carrying amount of the Company's note payable approximates its fair value. The fair value of the Company's note payable is estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rate for similar types of borrowing arrangements.

  Concentrations of Credit Risk

     The Company is potentially subject to concentrations of credit risk with respect to its cash investments and trade accounts receivable. The Company invests its excess cash in a diversified portfolio of investment grade interest bearing instruments. The Company is exposed to credit risk in the event of default by the financial institutions or issuers of investments only to the extent recorded on the balance sheet. To date, the Company has not experienced any losses on its investments.

     The Company sells its products to distributors primarily in the United States, Japan and Europe. The Company does not require collateral and maintains reserves for estimated credit losses. To date, such losses have been within management's expectations and have not been significant.

                          CARDIAC PATHWAYS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 1996 -- (CONTINUED)

  Cash, Cash Equivalents and Short-term Investments

     The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. All other liquid investments are classified as short-term investments and consist primarily of U.S. government agency instruments, corporate obligations and money market instruments.

     Management currently classifies the Company's investment portfolio as held-to-maturity and available-for-sale. Available-for-sale securities are carried at fair value with unrealized gains and losses reported as a separate component of stockholders' equity. To date, the Company has not experienced any significant unrealized gains or losses on available-for-sale securities and, accordingly, no adjustments have been made to stockholders' equity.

     The cost of held-to-maturity securities is adjusted for the amortization of premiums and the accretion of discounts to maturity. Such amortization of premiums and accretion of discounts are included in interest income. At June 30, 1995 and 1996, these securities were valued at amortized cost, which approximates fair value.

     The following is a summary of held-to-maturity and available-for-sale securities at June 30, 1995:

                                                            GROSS          GROSS
                                           AMORTIZED      UNREALIZED     UNREALIZED     ESTIMATED
                 DESCRIPTION                  COST          GAINS          LOSSES       FAIR VALUE
    -------------------------------------  ----------     ----------     ----------     ----------
    Held-to-maturity:
      U.S. government agency.............  $  528,403       $1,954           $--        $  530,357
      U.S. corporate bonds...............   3,750,958        7,741           --          3,758,699
    Available-for-sale:
      Money market instruments...........   2,000,000           --           --          2,000,000
                                                                             --
                                           ----------       ------                      ----------
                                           $6,279,361       $9,695           $--        $6,289,056
                                           ==========       ======           ==         ==========

     During the year ended June 30, 1995 the Company purchased approximately $9,921,000 and $2,000,000 of held-to-maturity and available-for-sale securities, respectively. Maturities of held-to-maturity securities were approximately $14,305,000, and sales of available-for-sale securities were approximately $600,000 during the same period. There were no realized gains or losses during the year ended June 30, 1995. The cost of securities sold is based on the specific identification method.

     The following is a summary of held-to-maturity and available-for-sale securities at June 30, 1996:

                                                           GROSS          GROSS
                                          AMORTIZED      UNREALIZED     UNREALIZED      ESTIMATED
                DESCRIPTION                 COST           GAINS          LOSSES       FAIR VALUE
    -----------------------------------  -----------     ----------     ----------     -----------
    Held-to-maturity:
      U.S. government agency...........  $ 1,999,879       $   --        $   (289)     $ 1,999,590
      U.S. corporate bonds.............   16,760,933        2,938          (4,418)      16,759,453
    Available-for-sale:
      Money market instruments.........    5,000,000           --              --        5,000,000
                                         -----------       ------         -------      -----------
                                         $23,760,812       $2,938        $ (4,707)     $23,759,043
                                         ===========       ======         =======      ===========

     During the year ended June 30, 1996 the Company purchased approximately $24,761,000 of held-to-maturity securities and $3,000,000 of available-for-sale securities. Maturities of held-to-maturity securities were approximately $10,280,000, and there were no sales or maturities of available-for-sale securities during

                          CARDIAC PATHWAYS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 1996 -- (CONTINUED)

the same period. There were no realized gains or losses during the year ended June 30, 1996. Held-to-maturity securities at June 30, 1996 mature at various dates through March 1997.

  Inventory

     Inventories are stated at the lower of cost (determined using the first-in, first-out method) or market and consist of the following:

                                                                          JUNE 30,
                                                                   -----------------------
                                                                     1995           1996
                                                                   --------       --------
    Raw materials................................................  $124,341       $125,459
    Finished goods...............................................    87,352         37,057
                                                                   --------       --------
                                                                   $211,693       $162,516
                                                                   ========       ========

  Property and Equipment

     Property and equipment, including equipment under capital leases, are carried at cost less accumulated depreciation and amortization. Property and equipment are depreciated using the straight-line method over estimated useful lives of three to five years. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful life of the asset or the remaining term of the lease. Depreciation expense includes amortization of capital leases and leasehold improvements.

     Property and equipment consist of the following:

                                                                         JUNE 30,
                                                                ---------------------------
                                                                   1995             1996
                                                                ----------       ----------
    Property and equipment:
      Equipment...............................................  $2,464,586       $3,472,535
      Leasehold improvements..................................      57,303           83,047
      Equipment-in-process....................................     916,263        1,027,872
                                                                  --------         --------
                                                                 3,438,152        4,583,454
    Less accumulated depreciation and amortization............     930,027        1,748,099
                                                                  --------         --------
                                                                $2,508,125       $2,835,355
                                                                  ========         ========

  Revenue Recognition

     Revenue from product sales is recognized at the time of shipment.

  Product Warranties

     The Company warrants its equipment for a period of one year. The Company provides for estimated warranty costs concurrent with the recognition of revenue.

  Royalty Income

     At June 30, 1996, the Company had $3,000,000 of deferred royalty income related to one of its diagnostic catheter systems (see Note 9). Income earned from this royalty agreement will be recorded as a component of net sales.

                          CARDIAC PATHWAYS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 1996 -- (CONTINUED)

  Research and Development Costs

     Research and development costs, which include clinical and regulatory costs, are charged to expense as incurred.

  Foreign Currency Translation

     The functional currency of the Company's two foreign subsidiaries is the U.S. dollar. Monetary assets and liabilities denominated in foreign currencies are remeasured at the year-end exchange rate. Inventory, property, and other nonmonetary assets and liabilities are remeasured at historical rates. Adjustments resulting from these remeasurements are included in the results of operations and have been immaterial to date.

  Net Loss Per Share

     Except as noted below, historical net loss per share is computed using the weighted average number of shares of common stock outstanding. Common equivalent shares from stock options and convertible preferred stock and warrants are excluded from the computation as their effect is antidilutive, except that, pursuant to the Securities and Exchange Commission Staff Accounting Bulletins, common and common equivalent shares issued at prices substantially below the public offering price during the twelve-month period prior to the filing of the initial public offering have been included in the calculation as if they were outstanding for all periods through June 13, 1996 (using the treasury stock method).

     Historical net loss per share information is as follows:

                                                               YEAR ENDED JUNE 30,
                                                    -----------------------------------------
                                                      1994            1995            1996
                                                    ---------       ---------       ---------
    Net loss per share............................  $   (3.47)      $   (4.43)      $   (3.95)
                                                    =========       =========       =========
    Shares used in computing net loss per share...  2,139,000       2,182,000       2,375,000
                                                    =========       =========       =========

  Pro Forma Net Loss Per Share

     Pro forma net loss per share has been computed as described above and also gives effect to the conversion of convertible preferred shares not included above that automatically converted upon completion of the Company's initial public offering (using the if-converted method) from the original date of issuance.

  Recent Pronouncements

     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (FAS 123), "Accounting for Stock-Based Compensation" which permits a fair value based method of accounting for stock-based compensation plans and requires additional disclosures for those companies who elect not to adopt the new method of accounting. The Company will be required to adopt FAS 123 in fiscal 1997. The Company's intention is to continue to account for employee stock awards in accordance with APB Opinion No. 25 and to adopt the "disclosure only" alternative described in FAS 123.

     In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 (FAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which requires the Company to review for impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable. In certain situations, an impairment loss would be recognized. FAS 121 will become effective for the Company's year ending June 30, 1997. The

                          CARDIAC PATHWAYS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 1996 -- (CONTINUED)

Company has studied the implications of FAS 121 and, based on its initial evaluation, does not expect its adoption to have a material impact on the Company's financial condition or results of operations.

2.  COMMITMENTS

     The Company leases facilities and equipment under noncancelable lease agreements. Future minimum lease payments were as follows:

                                                                       JUNE 30, 1996
                                                                 -------------------------
                                                                  CAPITAL         OPERATING
                                                                   LEASES          LEASES
                                                                 ----------       --------
    1997.......................................................  $  767,889       $359,676
    1998.......................................................     536,939        351,612
    1999.......................................................     101,883        117,204
                                                                 ----------       --------
              Total minimum lease payments.....................   1,406,711       $828,492
                                                                                  ========
    Less amount representing interest..........................     132,599
                                                                 ----------
    Present value of minimum lease payments....................   1,274,112
    Less current portion.......................................     671,538
                                                                 ----------
    Long-term portion..........................................  $  602,574
                                                                 ==========

     The Company leases its facilities under noncancelable operating lease agreements that extend through October 1998. Rental expense was approximately $350,000 for the years ended June 30, 1994 and 1995, and approximately $366,000 for the year ended June 30, 1996. In addition, the Company leases certain equipment under long-term leases, the terms of which qualify as capital leases. Capital lease obligations are collateralized with leased equipment.

     The Company's equipment acquired under capital lease arrangements and related accumulated amortization are as follows:

                                                                         JUNE 30,
                                                                ---------------------------
                                                                   1995             1996
                                                                ----------       ----------
    Equipment at cost.........................................  $2,156,000       $2,333,000
    Less accumulated amortization.............................     586,000        1,109,000
                                                                ----------       ----------
                                                                $1,570,000       $1,224,000
                                                                ==========       ==========

     At June 30, 1996, the Company had an unused equipment lease line facility of approximately $823,000, which expires on December 31, 1996. In addition, the Company had approximately $180,000 in noncancelable purchase commitments to acquire certain equipment components from two vendors at June 30, 1996.

3.  NOTE PAYABLE

     At June 30, 1996, the Company had a $4,500,000 note payable due to a European biomedical company. The note bears interest at the prime rate (8.25% at June 30, 1996) as quoted in The Wall Street Journal, and all principal and accrued interest are due on June 27, 1999.

     The note is immediately payable in the event the Company completes a follow-on public offering pursuant to which the Company realizes more than $5,000,000 or in the event the Company has positive cash flow from operations in excess of $500,000 for any fiscal quarter. In addition, the note is immediately payable upon the close of a merger, reorganization, or sale of substantially all of the assets of the Company.

                          CARDIAC PATHWAYS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 1996 -- (CONTINUED)

4.  STOCKHOLDERS' EQUITY

  Common Stock

     In June 1996, the Company completed its initial public offering of 2,500,000 shares of common stock. The net proceeds to the Company were approximately $43,137,000. Upon completion of the offering, all of the preferred stock outstanding automatically converted into common stock.

  Preferred Stock

     Upon the completion of the Company's initial public offering noted above, the Company became authorized to issue 5,000,000 shares of undesignated preferred stock. Preferred stock may be issued from time to time in one or more series. The Board of Directors is authorized to determine the rights, preferences, privileges, and restrictions granted to and imposed upon any wholly unissued series of preferred stock and to fix the number of shares of any series of preferred stock and the designation of any such series without any vote or action by the Company's stockholders.

  Stock Warrants

     The following warrants to purchase common stock were issued in connection with various financing and lease agreements:

           RESERVED FOR     PRICE PER     AGGREGATE      EXPIRATION
SHARES       ISSUANCE         SHARE         PRICE           DATE
- ------     ------------     ---------     ----------     ----------
19,999        19,999         $ 8.70       $  173,991      June 2001
76,972        76,972          13.125       1,010,258      June 2001
11,000        11,000          15.00          165,000      June 2001

     The fair value of warrants issued in connection with lease transactions were expensed as incurred. The fair value of the warrants issued has been immaterial.

  Stock Option Plans

     In July 1991, the Board of Directors of the Company approved the Company's 1991 Stock Option Plan (the Plan). The Plan provides for the issuance of incentive and nonstatutory options to employees, officers, and consultants of the Company to acquire common stock of the Company. The Plan provides for the granting of options for up to 1,887,030 shares of common stock of the Company. The exercise price of incentive stock options granted under the Plan may not be less than 100% (110% in the case of any options granted to a person who owns more than 10% of the total combined voting power of all classes of stock of the Company) of the fair market value of the common stock subject to the option on the date of grant. Options granted under the Plan generally become exercisable over a four-year period and generally expire ten years from the date of grant. Expired options become available under the Plan.

                          CARDIAC PATHWAYS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 1996 -- (CONTINUED)

     Activity under the Plan is as follows:

                                        SHARES            SHARES UNDER OUTSTANDING OPTIONS
                                       AVAILABLE     -------------------------------------------
                                       FOR GRANT      SHARES            PRICE         AGGREGATE
                                       ---------     ---------     ---------------    ----------
    Balance at June 30, 1993.........    144,615       666,027      $ .22 - $  .60    $  257,641
      Authorized.....................    533,333            --            $     --            --
      Granted........................   (222,333)      222,333      $ .60 - $ 1.32       182,306
      Exercised......................         --       (56,056)     $ .22 - $ 1.32       (18,044)
      Canceled.......................     12,826       (12,826)     $ .22 - $  .87        (6,203)
                                        --------     ---------                        ----------
    Balance at June 30, 1994.........    468,441       819,478      $ .22 - $  .87       415,700
      Granted........................   (475,364)      475,364      $1.32 - $ 1.50       662,079
      Exercised......................         --       (84,281)     $ .22 - $ 1.32       (41,897)
      Canceled.......................    116,677      (116,677)     $ .22 - $ 1.50      (104,257)
                                        --------     ---------                        ----------
    Balance at June 30, 1995.........    109,754     1,093,884      $ .22 - $ 1.50       931,625
      Authorized.....................    530,000            --            $     --            --
      Granted........................   (379,408)      379,408      $1.50 - $15.00     2,864,821
      Exercised......................         --      (384,446)     $ .22 - $ 9.90      (259,849)
      Canceled.......................     43,674       (43,674)     $ .60 - $12.38      (229,492)
                                        --------     ---------                        ----------
    Balance at June 30, 1996.........    304,020     1,045,172      $ .22 - $15.00    $3,307,105
                                        ========     =========                        ==========

     At June 30, 1996, options to purchase 400,194 shares of common stock were exercisable. Also, at June 30, 1996, 1,349,192 shares of common stock have been reserved for issuance under the Plan.

     The Company recorded deferred compensation of approximately $192,000 representing the difference between the grant price and the estimated fair value of the Company's common stock for certain options granted during the year ended June 30, 1996. The deferred compensation is amortized over the period for which the related stock options become exercisable, which is generally four years. Amortization of the deferred compensation was approximately $36,000 for the year ended June 30, 1996.

     In April 1996, the stockholders of the Company approved the Company's 1996 Director Option Plan (the Director Plan). A total of 20,000 shares of common stock has been reserved for issuance under the Director Plan. The option grants under the Director Plan are automatic and non-discretionary, and the exercise price of the options is 100% of the fair market value of the common stock on the grant date. The Director Plan provides for an initial grant of options to purchase 13,000 shares of common stock to each new non-employee director. In addition, each non-employee director will automatically be granted an option to purchase 700 shares of common stock annually. Options granted under the Director Plan become exercisable over a four-year period and expire ten years from the date of grant. At June 30, 1996, there were no options outstanding under the Director Plan.

  Employee Stock Purchase Plan

     The Company's Employee Stock Purchase Plan (the Purchase Plan), was approved by the stockholders in April 1996. The Purchase Plan is designed to allow eligible employees of the Company to purchase shares of common stock, at semi-annual intervals, through periodic payroll deductions. Under the Purchase Plan, 53,000 shares of common stock have been reserved for future issuance. No shares have been purchased under this plan through June 30, 1996.

                          CARDIAC PATHWAYS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 1996 -- (CONTINUED)

5.  INCOME TAXES

     Due to operating losses and the inability to recognize an income tax benefit therefrom, there is no provision for income taxes for the years ended June 30, 1994, 1995 and 1996.

     Deferred income taxes reflect the net effects of tax carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets are as follows:

                                                                         JUNE 30,
                                                               ----------------------------
                                                                  1995             1996
                                                               -----------     ------------
    Net operating loss carryforwards.........................  $ 6,900,000     $  9,100,000
    Capitalized research costs...............................      900,000          900,000
    Research credit carryforwards............................    1,300,000        1,400,000
    Deferred revenue.........................................           --        1,200,000
    Other....................................................      200,000          300,000
                                                               -----------     ------------
      Subtotal...............................................    9,300,000       12,900,000
    Valuation allowance......................................   (9,300,000)     (12,900,000)
                                                               -----------     ------------
              Total deferred tax asset.......................  $        --     $         --
                                                               ===========     ============

     The increase in the valuation allowance was approximately $4,150,000 and $3,600,000 for years ended June 30, 1995 and 1996, respectively.

     As of June 30, 1996, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $26,000,000 and $5,000,000, respectively. In addition, the Company had research credit carryforwards of approximately $1,600,000. The net operating loss and credit carryforwards described above will expire at various dates beginning in the years 1998 through 2011, if not utilized. Approximately $7,000,000 of the federal net operating loss disclosed above is subject to an annual limitation on utilization of approximately $1,000,000 due to the Section 382 ownership change rules of the Internal Revenue Code.

6.  RISKS DUE TO CONCENTRATIONS

  Dependence on Systems

     The Company has been engaged primarily in researching, developing, testing and obtaining regulatory clearances for the catheters and equipment that are components of the Ventricular Tachycardia Ablation System, Arrhythmia Mapping System and Atrial Fibrillation Ablation System. The Company believes that these systems are currently the Company's only significant potential products and these systems will require additional development, clinical trials and regulatory approvals before they can be marketed in the United States and internationally.

     There can be no assurance that the Company's development efforts will be successful or that the systems or any other product developed by the Company will be safe or effective, approved by appropriate regulatory and reimbursement authorities, capable of being manufactured in commercial quantities at acceptable costs or successfully marketed.

  Dependence on Key Suppliers

     The Company purchases certain key components of its products, including a computer workstation, a fluid pump, certain integrated circuit components, flex circuits and biocompatible coatings from sole, single or limited source suppliers. Any significant component supply delay or interruption could require the Company to

                          CARDIAC PATHWAYS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 1996 -- (CONTINUED)

qualify new sources of supply, if available, and could have a material adverse effect on the Company's ability to manufacture its products.

7.  SUPPLEMENTAL CASH FLOW INFORMATION

                                                          1994          1995          1996
                                                        --------     ----------     --------
    Capital lease obligations incurred to acquire
      equipment.......................................  $836,673     $1,319,064     $176,818
    Issuance of note receivable in connection with
      stock option exercise...........................  $     --     $       --     $385,000
    Cash paid for interest............................  $ 41,319     $  119,936     $149,193

8.  NOTES RECEIVABLE

     In March 1996, the Company entered into an employment agreement with an officer of the Company pursuant to which it loaned $385,000 to the officer at an annual interest rate of 5.88%. The proceeds of the loan were used to exercise a stock option granted to this officer in January 1996. The loan is due upon the sale of the shares, or any portion thereof, underlying the option up to an amount equal to fifty percent (50%) of the proceeds from such sale. The outstanding balance of the note and accrued interest is due and payable on the earlier of the termination of the officer's employment, or January 2001.

     In fiscal 1993, the Company received a $200,000 promissory note from a consultant and former director of the Company. The full recourse note bears interest at 5.68% per annum, compounded annually, and is secured by approximately 524,514 shares of the Company's common stock held by the consultant. The principal and all accrued interest became payable upon the effectiveness of the Company's initial public offering and were repaid subsequent to year end. At June 30, 1996, the $200,000 promissory note was outstanding, and the related accrued interest was approximately $43,700.

     The Company has made loans to employees in connection with their relocation to the Company's geographic area in the aggregate amount of $32,500. At June 30, 1996, the net amount of these loans was $16,000. These full recourse notes, which are unsecured, may be forgiven at the end of four years and are charged to expense in some circumstances. In addition, the Company made two full recourse unsecured loans to officers in the amount of $21,000 at June 30, 1996 in connection with the purchase of the Company's stock.

9.  RELATIONSHIP WITH ARROW INTERNATIONAL, INC.

     The Company entered into an agreement with Arrow International, Inc. (Arrow) whereby the Company sold an aggregate of 606,667 shares of Series F preferred stock (which automatically converted to common stock upon the closing of the Company's initial public offering in June 1996) at $15.00 per share in June 1995 and December 1995 for an aggregate purchase price of approximately $9.1 million. In addition, Arrow acquired distribution and manufacturing rights related to certain of the Company's diagnostic catheter products and the Company received a $3.0 million prepaid royalty from Arrow in December 1995. This amount was recorded as deferred royalty income and will be amortized to income as the catheter products are manufactured and sold by Arrow. The royalty rate is 5% of the sales price of the related products. To date, no royalty income has been recognized.

                          CARDIAC PATHWAYS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 1996 -- (CONTINUED)

10.  INDUSTRY SEGMENT, CUSTOMER AND GEOGRAPHIC INFORMATION

     The Company operates in a single industry segment and revenues primarily consist of product sales to three significant distributors in the United States, Japan and Europe. The relative percentage of net sales for these distributors is summarized as follows:

                                                                   YEAR ENDED JUNE 30,
                                                                   -------------------
                                                                   1994    1995    1996
                                                                   ---     ---     ---
        Distributor A............................................   --%     15%     54%
        Distributor B............................................   --%     --%     33%
        Distributor C............................................   --%     57%     13%

     All export and other foreign sales are denominated in U.S. dollars. Export sales to Europe and Japan represented 85% and 15%, respectively, of the Company's net sales for the year ended June 30, 1995. For the year ended June 30, 1996, export sales to Europe and Japan represented 13% and 54% of net sales. Sales to unaffiliated customers from the U.S. and the Company's European operations were $0 and $115,000, respectively, for the year ended June 30, 1995, and $1,283,000 and $401,000 for the year ended June 30, 1996. Identifiable assets of the Company's two foreign subsidiaries are not significant.

11.  RELATED PARTY TRANSACTIONS

     During the year ended June 30, 1996, the Company entered into certain transactions (described below) with IntelliWire, Inc. (IntelliWire), a company developing products for interventional cardiology, and a related party. There are two members of the Board of Directors of the Company who are on the Board of Directors of IntelliWire, and one officer of the Company is also on the Board of Directors of IntelliWire. In addition, IntelliWire and the Company have certain common investor groups.

     The Company had a sublease agreement with IntelliWire for approximately 6,300 square feet which terminated on September 30, 1995. Thereafter, IntelliWire opted to continue the sublease arrangement on a month-to-month basis through May 17, 1996, after which the sublease was terminated. For the years ended June 30, 1994, 1995 and 1996, the Company recorded rental income of approximately $65,500, $104,000, and $92,000, respectively, under the sublease. In addition, the Company has a shared services agreement with IntelliWire whereby the Company and IntelliWire share the services of certain employees of each company, and the Company provides IntelliWire certain engineering, and support services. The shared services agreement is on a month-to-month basis, and for the years ended June 30, 1994, 1995 and 1996, the Company recorded a net amount of $7,000, $27,000 and $19,000 respectively, under the shared services agreement after taking into consideration amounts due IntelliWire. For the years ended June 30, 1994, 1995 and 1996, the Company sold $11,000, $33,000 and $0 in raw materials and equipment, respectively, at cost to IntelliWire.

12.  EMPLOYEE BENEFIT PLAN

     The Company has an employee 401(k) salary deferral plan that allows voluntary contributions by all full-time employees. Eligible employees may contribute from 1% to 15% of their respective compensation, subject to statutory limitations, and the Company may match a percentage of employee contributions at the discretion of the Board of Directors. The Company made matching contributions to certain eligible employees in the plan of approximately $1,800 and $4,500 for the years ended June 30, 1995 and 1996.

13.  INCENTIVE PLAN

     In fiscal 1995, the Company adopted a cash incentive plan for certain key research and development and clinical personnel. These individuals are not officers of the Company. The cash award was determined by the increase in the price of the Company's stock from the last private round of preferred stock financing to the initial public offering price. At June 30, 1996, the Company had paid approximately $139,000 related to the plan.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                                                                 ADDITIONS
                                                 BALANCE AT      CHARGED TO                    BALANCE AT
                                                BEGINNING OF     COSTS AND                       END OF
                 DESCRIPTIONS                      PERIOD         EXPENSES      DEDUCTIONS       PERIOD
- ----------------------------------------------  ------------     ----------     ----------     ----------
Allowance for Doubtful Accounts:
June 30, 1994.................................     $   --          $   --        $     --        $   --
June 30, 1995.................................         --           9,500              --         9,500
June 30, 1996.................................      9,500           2,000          (2,000)        9,500

                               INDEX TO EXHIBITS

        EXHIBIT
        NUMBER                                 DESCRIPTION                                PAGE
        -------   ----------------------------------------------------------------------  ----
         3.1      Restated Articles of Incorporation of the Registrant..................
         3.2      Bylaws of Registrant..................................................
         4.1++    Specimen Common Stock Certificate.....................................
        10.1++    Form of Indemnification Agreement between the Registrant and each of its directors and officers............................................
        10.2++    1991 Stock Plan and form of Stock Option Agreement thereunder.........
        10.3++    1996 Director Option Plan and form of Director Stock Option Agreement thereunder............................................................
        10.4++    1996 Employee Stock Purchase Plan and forms of agreement thereunder...
        10.5+++   OEM Agreement between Registrant and Liebel-Flarsheim Company dated
                  June 22, 1994.........................................................
        10.6+++   License Agreement between Registrant and BSI Corporation dated October
                  21, 1994..............................................................
        10.7++    Loan Agreement between the Registrant and Dideco S.p.A. dated June 23,
                  1994, as amended by Amendment to Loan Agreement dated June 22, 1995 and Amendment No. 2 to Loan Agreement dated April 10, 1996............
        10.8+++   Exclusive License Agreement dated May 24, 1995........................
        10.9++    Manufacturing and Supply Agreement between the Registrant and Arrow
                  International Inc. dated March 8, 1995................................
        10.10++   Exclusive International Distributor Agreement between the Registrant and Arrow International dated March 8, 1995...........................
        10.11++   Lease dated June 25, 1993 between the Registrant and Brock
                  Properties............................................................
        10.12++   Master Lease Agreement dated December 1, 1993 between the Registrant and Linc Capital Management Services, Ltd., as amended................
        10.13++   Shareholder Rights Agreement, as amended to date, dated June 13, 1995, between the Registrant and certain holders of the Company's securities............................................................
        10.14++   Consulting Agreement dated June 1, 1995 between the Registrant and Mir
                  Imran.................................................................
        11.1      Statement Regarding Computation of Net Loss Per Share.................
        22.1++    Subsidiaries of Registrant............................................
        23.1      Consent of Ernst & Young LLP, Independent Auditors....................
        24.1      Power of Attorney (see page 40).......................................
        27.1      Financial Data Schedule...............................................

- ---------------
+ Confidential treatment has been granted for portions of these agreements.
  Omitted portions have been filed separately with the Commission.

++ Incorporated by reference to exhibits filed with Registrant's Registration
   Statement on Form S-1 (Reg. No. 333-3616) as declared effective by the Commission on June 12, 1996.