Form 10-Q
period 1996-09-30
CARDIAC PATHWAYS CORP
filed 1996-11-07
CIK 1012367

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549
               -------------------------------------------------

                                    FORM 10-Q

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended September 30, 1996

                                       or

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from ________________to_______________.


                        COMMISSION FILE NUMBER: 000-28372

                          CARDIAC PATHWAYS CORPORATION

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


          DELAWARE                                                77-0278792
  (State or other jurisdiction                                (I.R.S. Employer
of incorporation or organization)                            Identification No.)




995 BENECIA AVENUE, SUNNYVALE, CA                                  94086
(Address of principal executive offices)                         (Zip Code)



Registrant's telephone number, including area code:  (408) 737-0505



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  /X/ Yes    / / No


As of October 31, 1996 there were 9,304,766 shares of the Registrant's Common Stock outstanding.

                          CARDIAC PATHWAYS CORPORATION

                                      INDEX


PART I.   FINANCIAL INFORMATION                                                PAGE NO.

Item 1.   Financial  Statements and Notes (Unaudited)

          Consolidated Balance Sheets as of September 30, 1996 and
          June 30, 1996 .....................................................     3

          Consolidated Statements of Operations for the three months ended
          September 30, 1996 and 1995 .......................................     4

          Consolidated Statements of Cash Flows for the three months ended
          September 30, 1996 and 1995 .......................................     5

          Notes to Consolidated Financial Statements ........................     6

Item 2.   Management's Discussion and Analysis of Financial Condition and
          and Results of Operations .........................................     8


PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K...................................    20

SIGNATURES...................................................................    21

PART I.   FINANCIAL INFORMATION

ITEM 1  FINANCIAL  STATEMENTS AND NOTES

                         CARDIAC PATHWAYS CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                 (UNAUDITED)



                                                                                      September 30,         June 30,
                                                                                         1996               1996 (1)
                                                                                      -------------         --------
                                                  ASSETS
Current assets:
   Cash and cash equivalents                                                           $   9,430,452      $ 29,112,255
   Short-term investments                                                                 41,182,958        23,760,812
   Accounts receivable, net of allowance for doubtful accounts
      of $9,500 at September 30, 1996 and June 30, 1996                                      537,541           398,997
   Receivable from related party                                                                  --            21,725
   Inventories                                                                               274,328           162,516
   Prepaid expenses                                                                          204,417           234,339
   Notes receivable from related parties                                                          --           256,656
   Other current assets                                                                      502,303           340,291
                                                                                       -------------      ------------
             Total current assets                                                         52,131,999        54,287,591
Property and equipment, net                                                                2,951,761         2,835,355
Notes receivable from related parties                                                          8,556             5,760
Deposits and other assets                                                                     59,910            59,188
                                                                                       -------------      ------------
                                                                                       $  55,152,226      $ 57,187,894
                                                                                       =============      =============

                                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                                     $     472,455      $    511,386
  Accrued compensation and related benefits                                                  341,432           193,511
  Other accrued expenses                                                                     785,657           883,569
  Current obligations under capital leases                                                   837,302           671,538
                                                                                       -------------      ------------
           Total current liabilities                                                       2,436,846         2,260,004
Long-term obligations under capital leases                                                   754,781           602,574
Deferred royalty income                                                                    3,000,000         3,000,000
Note payable                                                                               4,500,000         4,500,000
Interest payable                                                                             869,296           774,421
Commitments
Stockholders' equity:
   Preferred stock, $.001 par value; 5,000,000 shares authorized and none
        issued and outstanding at September 30, 1996 and June 30, 1996                            --                --
   Common stock, $.001 par value; 30,000,000 shares authorized; 9,293,100 shares issued and outstanding at September 30, 1996 and 9,269,332
       at June 30, 1996                                                                        9,293             9,270
   Additional paid-in capital                                                             78,559,876        77,656,634
   Receivables from stockholders                                                            (406,000)         (406,000)
   Accumulated deficit                                                                   (33,603,525)      (31,053,238)
   Deferred compensation                                                                    (968,341)         (155,771)
                                                                                       -------------      ------------
           Total stockholders' equity                                                     43,591,303        46,050,895
                                                                                       -------------      ------------
                                                                                       $  55,152,226      $ 57,187,894
                                                                                       =============      ============

(1) Derived from the Company's audited consolidated balance sheet as of June 30, 1996

                See notes to consolidated financial statements.

                          CARDIAC PATHWAYS CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)




                                                     Three months ended
                                                       September 30,
                                             -----------------------------
                                                1996               1995
                                             -----------      ------------

Net sales                                    $   779,205      $   123,330
Operating expenses:
   Manufacturing start-up and cost
     of goods sold                               607,813          386,256
   Research and development                    2,616,695        1,438,939
   Selling, general and administrative           680,062          376,375
                                             -----------      -----------
           Total operating expenses            3,904,570        2,201,570
                                             -----------      -----------
Loss from operations                          (3,125,365)      (2,078,240)
Other income (expense):
   Interest income                               696,441          153,388
   Interest expense                             (125,031)        (139,080)
   Other, net                                      3,668            8,811
                                             -----------      -----------
           Total other income (expense)          575,078           23,119
                                             -----------      -----------
Net loss                                     $(2,550,287)     $(2,055,121)
                                             ===========      ===========

Net loss per share                           $     (0.27)
                                             ===========

Shares used in computing
    net loss per share                         9,284,000
                                             ===========

Pro forma net loss per share                                  $     (0.29)
                                                              ===========

Shares used in computing pro forma
    net loss per share                                          6,975,000
                                                              ===========

                See notes to consolidated financial statements.

                          CARDIAC PATHWAYS CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                                                                      Three months ended
                                                                         September 30,
                                                             -----------------------------------
                                                                 1996                   1995
                                                             -------------          ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                     $ (2,550,287)          $ (2,055,121)
Adjustments to reconcile net loss to net cash
   used in operating activities:
   Depreciation and amortization                                  238,418                172,907
   Amortization of deferred compensation                           42,930                    --
   Loss on disposal of property and equipment                        --                   12,860
Changes in operating assets and liabilities:
   Accounts receivable                                           (138,544)               (70,189)
   Receivable from related party                                   21,725                108,403
   Inventories                                                   (111,812)                23,909
   Prepaid expenses                                                29,922                 43,070
   Other current assets                                          (162,012)                85,761
   Accounts payable                                               (38,931)              (446,380)
   Accrued compensation and related benefits                      147,921                110,787
   Other accrued expenses                                         (97,912)              (156,621)
   Interest payable                                                94,875                100,000
                                                             ------------            -----------
Net cash used in operating activities                          (2,523,707)            (2,070,614)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of short-term investments                            (21,922,146)                    --
Maturities of short-term investments                            4,500,000              1,016,003
Purchase of property and equipment, net                                --               (166,865)
Decrease in notes receivable                                      253,860                  3,750
(Increase) in deposits and other assets                              (722)                (3,845)
                                                             ------------            -----------
Net cash provided by (used in) investing activities           (17,169,008)               849,043
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments under capital lease obligations               (177,718)              (133,852)
Capital lease obligations incurred, net                           140,865                     --
Proceeds from sale of common stock                                 47,765                    400
                                                             ------------            -----------
Net cash provided by (used in) financing activities                10,912               (133,452)
                                                             ------------            -----------
Net decrease in cash and cash equivalents                     (19,681,803)            (1,355,023)
   Cash and cash equivalents at beginning of period            29,112,255              5,372,945
                                                             ------------            -----------
   Cash and cash equivalents at end of period                $  9,430,452            $ 4,017,922
                                                             ============            ===========




                See notes to consolidated financial statements.

                          CARDIAC PATHWAYS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                                   (UNAUDITED)


1.       BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the financial information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.

         The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

         The operating results for the three month period ended September 30, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 1997. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996.

2.        SHORT-TERM INVESTMENTS

         At September 30, 1996 and June 30, 1996, all short-term investments were classified as held-to-maturity and available-for-sale. The amortized cost of held-to-maturity securities is adjusted for the amortization of premiums and the accretion of discounts to maturity. Such amortization of premiums and accretion of discounts are included in interest income. At September 30, 1996 and June 30, 1996, these securities were valued at amortized cost, which approximates fair value. Available-for-sale securities are carried at fair value with unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity. To date, the Company has not experienced any significant unrealized gains or losses on available-for-sale securities and, accordingly, no adjustments have been made to stockholders' equity.

         The following is a summary of held-to-maturity and available-for-sale securities at cost which approximates fair value:


                                    SEPTEMBER 30,              JUNE 30,
DESCRIPTION                             1996                     1996
-----------                         -------------           ----------------

Held-to-maturity:
    U.S. government agency          $  10,980,724           $    1,999,879
    U.S. corporate bonds               23,902,234               16,760,933
Available-for-sale:
    Money market instruments            6,300,000                 5,000,000
                                    -------------           ---------------

                                    $  41,182,958           $    23,760,812
                                    =============           ===============

         There were no realized gains or losses for the three month periods ending September 30, 1996 and 1995. The cost of securities sold is based on the specific identification method. Held-to-maturity securities at September 30, 1996 mature at various dates through December 1997.

3.       CONSOLIDATED BALANCE SHEET COMPONENTS

         Certain balance sheet components are as follows:



                                              SEPTEMBER 30,          JUNE 30,
                                                   1996                1996
                                             --------------        ----------
Inventories:
     Raw materials                             $  177,226          $  125,459
     Work-in-process                               10,208                  --
     Finished goods                                86,894              37,057
                                               ----------          ----------

                                               $  274,328          $  162,516
                                               ==========          ==========



                                             SEPTEMBER 30,          JUNE 30,
                                                1996                  1996
                                             -------------         ----------
Property and equipment:
     Equipment                               $  3,763,606         $ 3,472,535
     Leasehold improvements                       103,840              83,047
     Equipment-in-process                       1,070,832           1,027,872
                                             ------------         -----------
                                                4,938,278           4,583,454
     Less accumulated depreciation and
     amortization                               1,986,517           1,748,099
                                             ------------         -----------
                                             $  2,951,761         $ 2,835,355
                                             ============         ===========

4.       STOCKHOLDERS' EQUITY

         In June 1996, the Company completed its initial public offering of 2,500,000 shares of common stock. The net proceeds to the Company were approximately $43,137,000. Upon completion of the offering, all of the preferred stock outstanding automatically converted into common stock.

5.       NET LOSS PER SHARE

         Except as noted below, net loss per share is computed using the weighted average number of shares of common stock outstanding. Common equivalent shares from stock options, warrants and convertible preferred stock are excluded from the computation of net loss per share for the three months ended September 30, 1996 as their effect is antidilutive. Pro forma net loss per share for the three months ended September 30, 1995 is computed using the weighted average number of shares of common stock outstanding and includes, pursuant to the Securities and Exchange Commission Staff Accounting Bulletins, common and common equivalent shares issued at prices substantially below the public offering price during the twelve-month period prior to the filing of the initial public offering as if they were outstanding for the entire period (using the treasury stock method). In addition, the computation of pro forma net loss per share for the three months ended September 30, 1995 gives effect to the conversion of convertible preferred shares not included above that automatically converted upon completion of the Company's initial public offering (using the if-converted method) from the original date of issuance.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements based upon current expectations that involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, that include, but are not limited to, the risks discussed in "Factors That May Impact Future Operations" as well as those discussed in the following "Overview" section. These forward-looking statements include the statement in the first paragraph of "Overview" relating to expectations of operating losses, the statement in the second paragraph of "Overview" relating to anticipated filing and approval time periods for PMA applications, the statement in the second paragraph of "Net Sales" relating to the time period within which Arrow will begin to manufacture a product, the last sentence in each of the "Manufacturing Start-up and Cost of Goods Sold", "Research and Development" and "Selling, General, and Administrative" paragraphs, the statements regarding future capital expenditures in the third paragraph of "Liquidity and Capital Resources" and the Company's forecast in the fourth paragraph of "Liquidity and Capital Resources" of the period of time through which its financial resources will be adequate to support its operations.

OVERVIEW

         The Company was founded in April 1991 and to date has engaged primarily in researching, developing, testing and obtaining regulatory clearances for its products. The Company has experienced significant operating losses since inception and, as of September 30, 1996, had an accumulated deficit of approximately $33.6 million. The Company has generated only limited revenues from sales of Trio/Ensemble diagnostic catheters and Radii supraventricular tachycardia mapping and ablation catheters. The Company expects its operating losses to continue through at least the end of fiscal 1998 as it continues to expend substantial funds for clinical trials in support of regulatory approvals, expansion of research and development activities, establishment of commercial-scale manufacturing capabilities and expansion of sales and marketing activities.

         The Company believes that its Ventricular Tachycardia Ablation System, Arrhythmia Mapping Systems and Atrial Fibrillation Ablation System and their component catheters and equipment are currently the Company's only significant potential products. The Ventricular Tachycardia Ablation System and Arrhythmia Mapping System for diagnostic mapping of ventricular tachycardia are in the early stages of clinical testing, and clinical data obtained to date are insufficient to demonstrate the safety and efficacy of these products under applicable United States Food and Drug Administration ("FDA") regulatory guidelines. In addition, the ablation catheter and ablation equipment that together form the Atrial Fibrillation Ablation System and the mapping catheter and mapping equipment that together form the Arrhythmia Mapping System for atrial fibrillation are still under development. The design, manufacturing, labeling, distribution and marketing of the Company's products are subject to extensive and rigorous government regulation in the United States and certain other countries where the process of obtaining required regulatory approvals is lengthy, expensive and uncertain. In order for the Company to market the Ventricular Tachycardia Ablation System, Arrhythmia Mapping Systems or Atrial Fibrillation Ablation System and related catheters and equipment in the United States, the Company must obtain clearance approval from the FDA. At the earliest, the Company does not anticipate filing a PMA application for any system for at least the next two years, and does not anticipate receiving a PMA for any such system until at least one to three years after such PMA application is accepted for filing, if at all. The Company will not generate any significant revenue in the United States until such time, if ever, as its Ventricular Tachycardia Ablation System, Arrhythmia Mapping Systems or Atrial Fibrillation Ablation System obtain clearance or approval from the FDA. Even if one or more of the Company's products obtain FDA clearance or approval, there can be no assurance that any of the Company's products for diagnosis and treatment of ventricular tachycardia and atrial fibrillation will be successfully commercialized or that the Company will achieve significant revenues from either international or domestic sales.

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

RESULTS OF OPERATIONS

         Net Sales. The Company's net sales to date have resulted primarily from limited sales of the Trio/Ensemble diagnostic catheters and Radii supraventricular tachycardia mapping and ablation catheters. The Company's net sales increased to $779,000 for the three months ended September 30, 1996 compared to $123,000 for the three months ended September 30, 1995. The increase in net sales was primarily attributable to increased sales of Trio/Ensemble diagnostic catheters.

         In December 1995, the Company received $3.0 million pursuant to a royalty agreement with Arrow International, Inc. ("Arrow"). This amount was recorded as deferred royalty income and will be amortized to income for those Trio/Ensemble catheters that Arrow manufactures and sells. The royalty rate is 5% of the Trio/Ensemble catheter's sales price. To date no royalty income has been earned by the Company because Arrow has not manufactured the Trio/Ensemble catheter. The Company believes that Arrow will begin manufacturing the Trio/Ensemble product by the end of calendar 1996. As a result, by the end of calendar 1996, Arrow will no longer purchase the Trio/Ensemble catheter from the Company. At such time the Company will begin to recognize royalty income from Arrow's sales of the Trio/Ensemble catheter. The prepaid royalty will be amortized to income based on 5% of the selling price paid by Arrow's customers for the Trio/Ensemble diagnostic catheters.

         Manufacturing Start-Up and Cost of Goods Sold. Manufacturing start-up and cost of goods sold primarily includes raw materials costs, catheter fabrication costs and system assembly and test costs. Manufacturing start-up and cost of goods sold were $608,000 for the three months ended September 30, 1996, resulting in a gross margin of approximately $171,000 or 22% of net sales. For the three months ended September 30, 1995, manufacturing start-up and cost of goods sold were $386,000, producing a gross margin deficit of approximately $263,000. The improvement in gross margins was primarily attributable to the non-recurrence in the three months ended September 30, 1996 of certain manufacturing start-up costs associated with the expansion of catheter production capacity, partially offset by increased compensation and associated labor costs for assembly personnel. In addition, increased production and sales levels for the Trio/Ensemble diagnostic catheters have resulted in generally lower per unit manufacturing costs. The Company expects future gross margins to fluctuate as other products are commercialized.

         Research and Development. Research and development expenses include costs associated with product research, clinical trials, prototype development, obtaining regulatory approvals and costs associated with hiring regulatory, clinical, research and engineering personnel. Research and development expenses increased to $2.6 million for the three months ended September 30, 1996 compared to $1.4 million for the three months ended September 30, 1995. The increase was primarily attributable to increased costs associated with the hiring of additional engineering, regulatory and clinical personnel, increased prototype development costs, and increased costs related to manufacture and placement of Ventricular Tachycardia Ablation and Arrhythmia Mapping Systems and related catheter products at clinical sites in the United States and Europe. The Company believes that research and development expenditures will increase in the future as the Company invests in product and process improvements related to its ventricular tachycardia and atrial fibrillation products, expands clinical research activities and increases its research and development efforts related to new products and technologies.

         Selling, General and Administrative. Selling, general and administrative expenses include compensation and benefits for sales, marketing, senior management and administrative personnel, various legal and professional fees including those in connection with obtaining patent protection, and costs of trade shows. Selling, general and administrative expenses increased to $680,000 for the three months ended September 30, 1996 compared to $376,000 for the three months ended September 30, 1995. The increase was primarily attributable to increased expenditures for administrative personnel and services to support expanding international sales and marketing activities, increased professional fees related to the filing and registration of the Company's patents, costs related to obtaining certain insurance policies and investor relations expenses. The Company anticipates that selling, general and administrative expenses will increase in future periods as additional personnel are added to support growing business operations in all functional areas.

         Other Income (Expense), Net. Other income (expense), net increased to net other income of $575,000 for the three months ended September 30, 1996 compared to net other income of $23,000 for the three months ended September 30, 1995. The net increase is the result of interest income earned on substantially higher cash, cash equivalent and short-term investment balances following the closing of the Company's initial public offering in June 1996, the net proceeds of which were approximately $43.1 million.

         Net Loss. The Company's net loss increased to $2.6 million for the three months ended September 30, 1996 compared to $2.1 million for the three months ended September 30, 1995. The increase in the net loss primarily resulted from increased product development and clinical research activity, partially offset by increased sales and interest income.

LIQUIDITY AND CAPITAL RESOURCES

         Since inception, the Company has financed its operations through a combination of private placements of equity securities yielding approximately $33.5 million, a private placement of debt securities yielding approximately $4.5 million, equipment lease financing arrangements yielding approximately $2.8 million and a prepaid royalty arrangement yielding $3.0 million. In addition, the Company closed its initial public offering in June 1996 raising net proceeds of approximately $43.1 million. As of September 30, 1996, the Company had approximately $50.6 million in cash, cash equivalents and short-term investments.

         Net cash used in operating activities was approximately $2.5 million and $2.1 million for the three months ended September 30, 1996 and 1995, respectively. For such periods, net cash used in operating activities resulted primarily from net losses. Net cash used in investing activities was approximately $17.2 million the three months ended September 30, 1996 and net cash provided by investing activities was approximately $849,000 for the three months ended September 30, 1995. The net cash used in investing activities for the three months ended September 30, 1996 was primarily attributable to the purchase of short-term investments, partially offset by maturities of short-term investments. The net cash provided by investing activities for the three months ended September 30, 1995 was primarily attributable to maturities of short-term investments. Net cash provided by financing activities was approximately $11,000 for the three months ended September 30, 1996 and net cash used in financing activities was $133,000 for the three months ended September 30, 1995.

         As of September 30, 1996, the Company had capital equipment of $4.9 million less accumulated depreciation and amortization of $2.0 million to support its clinical, development, manufacturing and administrative activities. The Company has financed approximately $2.8 million from capital lease obligations through September 30, 1996. The Company currently has an unused equipment lease line facility of $328,000 which expires on December 31, 1996, and expects to fully utilize this lease line and a portion of its existing cash resources in connection with the purchase of additional capital equipment over the next 12 months. The Company expects capital expenditures to increase over the next several years as it expands facilities and acquires equipment to support the planned expansion of manufacturing capabilities.

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

         The factors described in the previous paragraph and elsewhere in this report will impact the Company's future capital requirements and the adequacy of its available funds. The Company may be required to raise additional funds through public or private financing, collaborative relationships or other arrangements. There can be no assurance that such additional funding, if needed, will be available on terms attractive to the Company, or at all. Furthermore, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Collaborative arrangements, if necessary to raise additional funds, may require the Company to relinquish its rights to certain of its technologies, products or marketing territories. The failure of the Company to raise capital when needed could have a material adverse effect on the Company's business, financial condition and results of operations.

FACTORS THAT MAY IMPACT FUTURE OPERATIONS

CLINICAL TRIALS

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

MARKETING AND DISTRIBUTION

         The Company currently has only a limited sales and marketing organization. If FDA clearances or approvals are received for the Company's ventricular tachycardia or atrial fibrillation products, the Company intends to market its products primarily through a direct sales force in the United States and indirect sales channels internationally.

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

MANUFACTURING

         Components and raw materials are purchased from various qualified suppliers and subjected to stringent quality specifications. The Company conducts quality audits of suppliers and is establishing a vendor certification program. A number of components such as the computer workstation, the fluid pump, integrated circuit components, flex circuit and biocompatible coating are provided by sole source suppliers. For certain of these components, there are relatively few alternative sources of supply, and establishing additional or replacement vendors for such components, particularly flex circuits, could not be accomplished quickly. The Company plans to qualify additional suppliers if and as future production volumes increase. Because of the long lead time for some components that are currently available from a single source, a vendor's inability to supply such components in a timely manner could have a material adverse effect on the Company's ability to manufacture the mapping basket, mapping equipment and ablation equipment and therefore on its business, financial condition and ability to market its products as currently contemplated.

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

         In addition to patents, the Company relies on trade secrets and proprietary know-how to compete, which it seeks to protect, in part, through appropriate confidentiality and proprietary information agreements. These agreements generally provide that all confidential information developed or made known to individuals by the Company during the course of the relationship with the Company is to by kept confidential and not disclosed to third parties, except in specific circumstances. The agreements also generally provide that all inventions conceived by the individual in the course of rendering service to the Company shall be the exclusive property of the Company. There can be no assurance that proprietary information or confidentiality agreements with employees, consultants and others will not be breached, that the Company will have adequate remedies for any breach, or that the Company's trade secrets will not otherwise become known to or independently developed by competitors.

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

COMPETITION

         At present, the Company considers its primary competition to be companies involved in current, more established therapies for the treatment of ventricular tachycardia and atrial fibrillation, including drugs, external electrical cardioversion and defibrillation, implantable defibrillators, ablation accompanied by pacemaker implantation, and open-heart surgery. In addition, several competitors are also developing new approaches and new products for the treatment and mapping of ventricular tachycardia and atrial fibrillation, including ablation systems using ultrasound, microwave, laser and cryoablation technologies and mapping systems using contact mapping, single-point spacial mapping and non-contact, multisite electrical mapping technologies. Many of the Company's competitors have an established presence in the field of interventional cardiology and electrophysiology. Many competitors have substantially greater financial and other resources than the Company, including larger research and development staffs and more experience and capabilities in conducting research and development activities, testing products in clinical trials, obtaining regulatory approvals, and manufacturing marketing and distributing products. There can be no assurance that the Company will succeed in developing and marketing technologies and products that are more clinically efficacious and cost effective than the more established treatments or the new approaches and products developed and marketed by its competitors. Furthermore, there can be no assurance that the Company will succeed in developing new technologies and products that are available prior to its competitors' products. The failure of the Company to demonstrate the efficacy and cost effective advantages of its products over those of its competitors or the failure to develop new technologies and products before its competitors could have a material adverse effect on the Company's business, financial condition and results of operations.

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

         Before a new device can be introduced into the market, the manufacturer must generally obtain marketing clearance through a premarket notification under
Section 510(k) of the FDC Act ("510(k)") or an approval of a PMA application under Section 515 of the FDC Act. Commercial distribution of a device for which a 510(k) clearance is required can only begin after the FDA issues an order finding the device to be "substantially equivalent" to a predicate device. If the Company cannot establish that a proposed device is substantially equivalent to a legally marketed predicate device, the Company must seek premarket approval of the proposed device from the FDA through the submission of a PMA application.

         The process of obtaining a PMA and other required regulatory approvals can be expensive, uncertain, and lengthy, and there can be no assurance that the Company will ever obtain such approvals. At the earliest, the Company does not anticipate filing a PMA application for any system for at least the next two years, and does not anticipate receiving a PMA for any such system until at least one to three years after such PMA application is accepted for filing, if at all. There can be no assurance that the FDA will act favorably or quickly on any of the Company's submissions to the FDA, and significant difficulties and costs may be encountered by the Company in its efforts to obtain FDA clearance that could delay or preclude the Company from selling its products in the United States. Furthermore, there can be no assurance that the FDA will not request additional data, require that the Company conduct further clinical studies, causing the Company to incur substantial cost and delay. In addition, there can be no assurance that the FDA will not impose strict labeling requirements, onerous operator training requirements or other requirements as a condition of its PMA approval, any of which could limit the Company's ability to market its systems. Labeling and promotional activities are subject to scrutiny by the FDA and, in certain circumstances, by the Federal Trade Commission ("FTC"). FDA enforcement policy strictly prohibits the marketing of FDA cleared or approved medical devices for unapproved uses. Further, if a company wishes to modify a product after FDA approval of a PMA, including changes in indications or other modifications that could affect safety or efficacy, additional clearances or approvals will be required from the FDA. Failure to receive or delays in receipt of FDA clearances or approvals, including the need for additional clinical trials or data as a prerequisite to clearance or approval, or any FDA conditions that limit the ability of the Company to market its systems, could have a material adverse effect on the Company's business, financial condition and results of operations.

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

         Reimbursement systems in international markets vary significantly by county and by region within some countries, and reimbursement approvals must be obtained on a country-by-country basis. Many international markets have government managed health care systems that control reimbursement for new products and procedures. In most markets, there are private insurance systems as well as government managed systems. Market acceptance of the Company's products will depend on the availability and level of reimbursement in international markets targeted by the Company. There can be no assurance that the Company will obtain reimbursement in any country within a particular time, for a particular time, for a particular amount, or at all.

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

PRODUCT LIABILITY AND INSURANCE

         The development, manufacture and sale of medical products entail significant risk of product liability claims and product failure claims. The Company has conducted only limited clinical trials and does not yet have, and will not have for a number of years, sufficient clinical data to allow the Company to measure the risk of such claims with respect to its products. The Company faces an inherent business risk of financial exposure to product liability claims in the event that the use of its products results in personal injury or death. The Company also faces the possibility that defects in the design or manufacture of the Company's products might necessitate a product recall. There can be no assurance that the Company will not experience losses due to product liability claims or recalls in the future. In addition, the Company will require increased product liability coverage if any potential products are successfully commercialized. Such insurance is expensive, difficult to obtain and may not be available in the future on acceptable terms, or at all. Any claims against the Company's business, financial condition and results of operations.

EMPLOYEES

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

                          CARDIAC PATHWAYS CORPORATION


PART II.        OTHER INFORMATION

ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K

                (a) The exhibits listed on the accompanying Exhibit Index are filed as a part hereof.

                (b) No reports on Form 8-K were filed by the Registrant during the three months ended September 30, 1996.

                          CARDIAC PATHWAYS CORPORATION


                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


DATE:  NOVEMBER 7, 1996            CARDIAC PATHWAYS CORPORATION


                                   /S/ WILLIAM N. STARLING
                                   ------------------------
                                   WILLIAM N. STARLING
                                   PRESIDENT AND CHIEF EXECUTIVE OFFICER


                                   /S/ DAVID W. GRYSKA
                                   -------------------
                                   DAVID W. GRYSKA
                                   VICE PRESIDENT OF FINANCE AND CHIEF FINANCIAL OFFICER

                          CARDIAC PATHWAYS CORPORATION

                                INDEX TO EXHIBITS

EXHIBIT NO.     EXHIBIT DESCRIPTION                                    PAGE NO.
-----------     ---------------------------------------                --------

   11.1         Statement Regarding Computation of
                Net Loss Per Share ...................                    23

   27.1         Financial Data Schedule ..............                    24