Form 10-Q
period 1996-12-31
CARDIAC PATHWAYS CORP
filed 1997-02-06
CIK 1012367

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549
                  ---------------------------------------------

                                    FORM 10-Q

 X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange --- Act of 1934. For the quarterly period ended December 31, 1996


                                       or

___Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from ________________to_______________.


                        COMMISSION FILE NUMBER: 000-28372

                          CARDIAC PATHWAYS CORPORATION

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


               DELAWARE                                         77-0278793
  (State or other jurisdiction                            (I.R.S. Employer
of incorporation or organization)                          Identification No.)


995 BENECIA AVENUE, SUNNYVALE, CA                                 94086
(Address of principal executive offices)                        (Zip Code)


Registrant's telephone number, including area code:  (408) 737-0505



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. X Yes____No
                                  ---

As of December 31, 1996 there were 9,346,661 shares of the Registrant's Common Stock outstanding.

                          CARDIAC PATHWAYS CORPORATION

                                      INDEX


PART I.     FINANCIAL INFORMATION                                               PAGE NO.
-------     ---------------------                                               --------
Item 1.     Financial  Statements and Notes (Unaudited)

            Consolidated Balance Sheets as of  December  31, 1996 and
            June 30, 1996 ....................................................      3

            Consolidated Statements of Operations for the three and six months
            ended December 31, 1996 and 1995 .................................      4

            Consolidated Statements of Cash Flows for the six months ended
            December 31, 1996 and 1995 .......................................      5

            Notes to Consolidated Financial Statements .......................      6

Item 2.     Management's Discussion and Analysis of Financial Condition and
            and Results of Operations ........................................      8


PART II.    OTHER INFORMATION

Item 4.     Submission of Matters to a Vote of Security Holders ..............     22

Item 6.     Exhibits and Reports on Form 8-K .................................     22

SIGNATURES ...................................................................     23

PART 1.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND NOTES

                          CARDIAC PATHWAYS CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)


                                                                                  December 31,             June 30,
                                                                                     1996                  1996 (1)
                                                                                  ------------          ------------
                                     ASSETS
Current assets:
   Cash and cash equivalents                                                      $ 12,724,863          $ 29,112,255
   Short-term investments                                                           35,457,463            23,760,812
   Accounts receivable, net of allowance for doubtful accounts
      of $9,500 at December 31, 1996 and June 30, 1996                                 433,712               398,997
   Receivable from related party                                                          --                  21,725
   Inventories                                                                         284,113               162,516
   Prepaid expenses                                                                    150,077               234,339
   Notes receivable from related parties                                                  --                 256,656
   Other current assets                                                                430,163               340,291
                                                                                  ------------          ------------
             Total current assets                                                   49,480,391            54,287,591

Property and equipment, net                                                          3,011,713             2,835,355
Notes receivable from related parties                                                  284,854                 5,760
Deposits and other assets                                                               76,806                59,188
                                                                                  ============          ============
                                                                                  $ 52,853,764          $ 57,187,894
                                                                                  ============          ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                                $    437,264          $    511,386
  Accrued compensation and related benefits                                            293,315               193,511
  Accrued clinical expenses                                                            395,200               150,004
  Other accrued expenses                                                               590,416               733,565
  Current obligations under capital leases                                             915,679               671,538
                                                                                  ------------          ------------
           Total current liabilities                                                 2,631,874             2,260,004

Long-term obligations under capital leases                                             792,553               602,574
Deferred royalty income                                                              3,000,000             3,000,000
Note payable                                                                         4,500,000             4,500,000
Interest payable                                                                       964,171               774,421
Commitments
Stockholders' equity:
   Preferred stock, $.001 par value; 5,000,000 shares authorized and none
        issued and outstanding at December 31, 1996 and June 30, 1996                     --                    --
   Common stock, $.001 par value; 30,000,000 shares authorized; 9,346,661 shares issued and outstanding at December 31, 1996 and 9,269,332
       at June 30, 1996                                                                  9,346                 9,270
   Additional paid-in capital                                                       78,724,658            77,656,634
   Receivables from stockholders                                                      (395,000)             (406,000)
   Accumulated deficit                                                             (36,472,385)          (31,053,238)
   Deferred compensation                                                              (901,453)             (155,771)
                                                                                  ------------          ------------
           Total stockholders' equity                                               40,965,166            46,050,895
                                                                                  ------------          ------------
                                                                                  $ 52,853,764          $ 57,187,894
                                                                                  ============          ============


(1) Derived from the Company's audited consolidated balance sheet as of June 30, 1996.




                See notes to consolidated financial statements.

                          CARDIAC PATHWAYS CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)




                                                             Three months ended                           Six months ended
                                                                December 31,                               December 31,
                                                     --------------------------------          --------------------------------
                                                        1996                 1995                 1996                 1995
                                                     -----------          -----------          -----------          -----------
Net sales                                            $   903,715          $   443,354          $ 1,682,920          $   566,684
Operating expenses:
   Manufacturing start-up and cost
     of goods sold                                       669,803              653,541            1,277,616            1,039,797
   Research and development                            2,940,869            1,643,192            5,557,564            3,082,131
   Selling, general and administrative                   717,073              512,306            1,397,135              888,681
                                                     -----------          -----------          -----------          -----------
           Total operating expenses                    4,327,745            2,809,039            8,232,315            5,010,609
                                                     -----------          -----------          -----------          -----------
Loss from operations                                  (3,424,030)          (2,365,685)          (6,549,395)          (4,443,925)
Other income (expense):
   Interest income                                       680,765              144,468            1,377,206              297,856
   Interest expense                                     (133,016)            (144,969)            (258,047)            (284,049)
   Other, net                                              7,421                2,833               11,089               11,644
                                                     -----------          -----------          -----------          -----------
           Total other income (expense), net             555,170                2,332            1,130,248               25,451
                                                     ===========          ===========          ===========          ===========
Net loss                                             $(2,868,860)         $(2,363,353)         $(5,419,147)         $(4,418,474)
                                                     ===========          ===========          ===========          ===========

Net loss per share                                   $     (0.31)                              $     (0.58)
                                                     ===========                               ===========

Shares used in computing
    net loss per share                                 9,318,000                                 9,301,000
                                                     ===========                               ===========

Pro forma net loss per share                                              $     (0.34)                              $     (0.63)
                                                                          ===========                               ===========

Shares used in computing pro forma
    net loss per share                                                      6,975,000                                 6,975,000
                                                                          ===========                               ===========





                See notes to consolidated financial statements.

                          CARDIAC PATHWAYS CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)


                                                                   Six months ended
                                                                     December 31,
                                                           ------------------------------
                                                               1996              1995
                                                           ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                   $ (5,419,147)     $ (4,418,474)
Adjustments to reconcile net loss to net cash
   used in operating activities:
   Depreciation and amortization                                598,682           365,762
   Amortization of deferred compensation                        109,818             9,622
   Loss on disposal of property and equipment                      --              12,860
   Issuance of nonqualified stock options for services           10,000             4,400

Changes in operating assets and liabilities:
   Accounts receivable                                          (34,715)         (104,188)
   Receivable from related party                                 21,725           114,976
   Inventories                                                 (121,597)           13,513
   Prepaid expenses                                              84,262            38,466
   Other current assets                                         (89,872)           70,401
   Accounts payable                                             (74,122)         (424,148)
   Accrued compensation and related benefits                     99,804            93,058
   Accrued clinical expenses                                    245,196             7,000
   Other accrued expenses                                      (143,149)         (171,718)
   Interest payable                                             189,750           210,093
   Deferred royalty income                                         --           3,000,000
                                                           ------------      ------------
Net cash used in operating activities                        (4,523,365)       (1,178,377)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of short-term investments                         (31,141,651)       (3,000,191)
Maturities and sales of short-term investments               19,445,000         2,559,136
Purchases of property and equipment, net                           --            (195,259)
(Increase) decrease in notes receivable                         (22,438)            6,656
(Increase) in deposits and other assets                         (17,618)          (17,628)
                                                           ------------      ------------
Net cash used in investing activities                       (11,736,707)         (647,286)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments under capital lease obligations             (389,765)         (273,840)
Capital lease obligations incurred, net                          48,845              --
Proceeds from sale of preferred stock                              --           4,499,002
Proceeds from sale of common stock                              202,600            34,051
Decrease in notes receivable from stockholders                   11,000              --
                                                           ------------      ------------
Net cash provided by (used in) financing activities            (127,320)        4,259,213
                                                           ------------      ------------
Net increase (decrease) in cash and cash equivalents        (16,387,392)        2,433,550
   Cash and cash equivalents at beginning of period          29,112,255         5,372,945
                                                           ============      ============
   Cash and cash equivalents at end of period              $ 12,724,863      $  7,806,495
                                                           ============      ============



                See notes to consolidated financial statements.

                          CARDIAC PATHWAYS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1996
                                   (UNAUDITED)


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

         The operating results for the three and six month periods ended December 31, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 1997. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996.

2.        SHORT-TERM INVESTMENTS

         At December 31, 1996 and June 30, 1996, all short-term investments were classified as held-to-maturity and available-for-sale. The amortized cost of held-to-maturity securities is adjusted for the amortization of premiums and the accretion of discounts to maturity. Such amortization of premiums and accretion of discounts are included in interest income. At December 31, 1996 and June 30, 1996, these securities were valued at amortized cost, which approximates fair value. Available-for-sale securities are carried at fair value with unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity. To date, the Company has not experienced any significant unrealized gains or losses on available-for-sale securities and, accordingly, no adjustments have been made to stockholders' equity.

         The following is a summary of held-to-maturity and available-for-sale securities at cost, which approximates fair value:

                                                         DECEMBER 31,      JUNE 30,
          DESCRIPTION                                       1996             1996
          -----------                                    -----------     -----------
          Held-to-maturity:
              U.S. government agency                      $10,487,530     $ 1,999,879
              U.S. corporate bonds                         21,769,933      16,760,933

          Available-for-sale:
              Money market instruments                      3,200,000       5,000,000
                                                          -----------     -----------
                                                          $35,457,463     $23,760,812
                                                          ===========     ===========

         There were no realized gains or losses for the three and six month periods ending December 31, 1996 and 1995. The cost of securities sold is based on the specific identification method. Held-to-maturity securities at December 31, 1996 mature at various dates through June 1998.

3.       CONSOLIDATED BALANCE SHEET COMPONENTS

         Certain balance sheet components are as follows:

                                                           DECEMBER 31,      JUNE 30,
                                                              1996             1996
                                                            --------         --------
          Inventories:

               Raw materials                                 $184,800         $125,459
               Work-in-process                                 26,761              --
               Finished goods                                  72,552           37,057
                                                             --------         --------
                                                             $284,113         $162,516
                                                             ========         ========


                                                         DECEMBER 31,         JUNE 30,
                                                            1996                1996
                                                         ----------         ----------
          Property and equipment:
               Equipment                                 $3,967,051         $3,472,535
               Leasehold improvements                       125,296             83,047
               Equipment-in-process                       1,266,147          1,027,872
                                                         ----------         ----------
                                                          5,358,494          4,583,454
               Less accumulated depreciation and
               amortization                               2,346,781          1,748,099
                                                         ----------         ----------
                                                         $3,011,713         $2,835,355
                                                         ==========         ==========

4.       STOCKHOLDERS' EQUITY

         In June 1996, the Company completed its initial public offering of 2,500,000 shares of common stock. The net proceeds to the Company were approximately $43,137,000. Upon completion of the offering, all of the preferred stock outstanding automatically converted into common stock.

5.       NET LOSS PER SHARE

         Except as noted below, net loss per share is computed using the weighted average number of shares of common stock outstanding. Common equivalent shares from stock options, warrants and convertible preferred stock are excluded from the computation of net loss per share for the three and six months ended December 31, 1996 as their effect is antidilutive. Pro forma net loss per share for the three and six months ended December 31, 1995 is computed using the weighted average number of shares of common stock outstanding and includes, pursuant to the Securities and Exchange Commission Staff Accounting Bulletins, common and common equivalent shares issued at prices substantially below the public offering price during the twelve-month period prior to the filing of the initial public offering as if they were outstanding for the entire period (using the treasury stock method). In addition, the computation of pro forma net loss per share for the three and six months ended December 31, 1995 gives effect to the conversion of convertible preferred shares not included above that automatically converted upon completion of the Company's initial public offering (using the if-converted method) from the original date of issuance.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements based upon current expectations that involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, that include, but are not limited to, the risks discussed in "Factors That May Impact Future Operations" as well as those discussed in the following "Overview" section. These forward-looking statements include the statement in the first paragraph of "Overview" relating to expectations of operating losses, the statement in the second paragraph of "Overview" relating to anticipated filing and approval time periods for PMA applications, the statements in the last paragragh of "Net Sales," the statements in the last sentence in each of the "Manufacturing Start-up and Cost of Goods Sold", "Research and Development" and "Selling, General, and Administrative" paragraphs, the statements regarding future capital expenditures in the third paragraph of "Liquidity and Capital Resources" and the Company's forecast in the fourth paragraph of "Liquidity and Capital Resources" of the period of time through which its financial resources will be adequate to support its operations.

OVERVIEW

         The Company was founded in April 1991 and to date has engaged primarily in researching, developing, testing and obtaining regulatory clearances for its products. The Company has experienced significant operating losses since inception and, as of December 31, 1996, had an accumulated deficit of approximately $36.5 million. The Company has generated only limited revenues from sales of Trio/Ensemble diagnostic catheters, Radii supraventricular tachycardia mapping and ablation catheters and Model 8002 and 8004 Radiofrequency Generator Systems. The Company expects its operating losses to continue through at least the end of calendar 1998 as it continues to expend substantial funds for clinical trials in support of regulatory approvals, expansion of research and development activities, establishment of commercial-scale manufacturing capabilities and expansion of sales and marketing activities.

         The Company believes that its Ventricular Tachycardia Ablation System, Arrhythmia Mapping Systems and Atrial Fibrillation Ablation System and their component catheters and equipment are currently the Company's only significant potential products. The Ventricular Tachycardia Ablation System and Arrhythmia Mapping System for diagnostic mapping of ventricular tachycardia are in the early stages of clinical testing, and clinical data obtained to date are insufficient to demonstrate the safety and efficacy of these products under applicable United States Food and Drug Administration ("FDA") regulatory guidelines. In addition, the ablation catheter and ablation equipment that together form the Atrial Fibrillation Ablation System and the mapping catheter and mapping equipment that together form the Arrhythmia Mapping System for atrial fibrillation are in the early stages of clinical testing and will require further development. The design, manufacturing, labeling, distribution and marketing of the Company's products are subject to extensive and rigorous government regulation in the United States and certain other countries where the process of obtaining required regulatory approvals is lengthy, expensive and uncertain. In order for the Company to market the Ventricular Tachycardia Ablation System, Arrhythmia Mapping Systems or Atrial Fibrillation Ablation System and related catheters and equipment in the United States, the Company must obtain clearance approval from the FDA. At the earliest, the Company does not anticipate filing a PMA application for any system for at least one year, and does not anticipate receiving a PMA for any such system until at least one to three years after such PMA application is accepted for filing, if at all. The Company will not generate any significant revenue in the United States until such time, if ever, as its Ventricular Tachycardia Ablation System, Arrhythmia Mapping Systems or Atrial Fibrillation Ablation System obtain clearance or approval from the FDA. Even if one or more of the Company's products obtain FDA clearance or approval, there can be no assurance that any of the Company's products for diagnosis and treatment of ventricular tachycardia and atrial fibrillation will be successfully commercialized or that the Company will achieve significant revenues from either international or domestic sales. See "Factors That May Impact Future Operating Results - Clinical Trials" for a discussion of the status of the clinical trials conducted to date for the Company's products.

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

RESULTS OF OPERATIONS

         Net Sales. The Company's net sales to date have resulted primarily from limited sales of the Trio/Ensemble diagnostic catheters, Radii supraventricular tachycardia mapping and ablation catheters and Radiofrequency Generator Systems. The Company's net sales increased to $904,000 for the three months ended December 31, 1996 compared to $443,000 for the three months ended December 31, 1995. The increase in net sales was primarily attributable to increased sales of Trio/Ensemble diagnostic catheters in Japan. For the six months ended December 31, 1996, the Company had net sales of $1.7 million compared to $567,000 for the six months ended December 31, 1995. The increase in net sales is primarily due to higher overall shipments of Trio/Ensemble catheters.

         In December 1995, the Company received $3.0 million pursuant to a royalty agreement with Arrow International, Inc. ("Arrow"). This amount was recorded as deferred royalty income and will be amortized to income for those Trio/Ensemble catheters that Arrow manufactures and sells. The royalty rate is 5% of the Trio/Ensemble catheter's sales price and no royalty income has been recorded through December 31, 1996. During the three months ended December 31, 1996, Arrow purchased certain quantities of Trio/Ensemble catheters from the Company and also began to manufacture and sell the Trio/Ensemble catheters. As a result, it is anticipated that Arrow will no longer purchase these catheters from the Company after December 31, 1996. Additionally, the Company will begin to recognize royalty income from Arrow's sales of the Trio/Ensemble catheter. The deferred royalty will be amortized to income based on 5% of the selling price paid by Arrow's customers for the Trio/Ensemble catheters.

         The Company expects its Trio/Ensemble catheter revenue to decrease significantly in future periods because Arrow is now manufacturing the product for its territories and the rate of sales to Japan will decrease as initial stocking orders have been filled.

         Manufacturing Start-Up and Cost of Goods Sold. Manufacturing start-up and cost of goods sold primarily includes raw materials costs, catheter fabrication costs and system assembly and test costs. Cost of goods sold was $670,000 for the three months ended December 31, 1996, resulting in a gross margin of approximately $234,000 or 26% of net sales. For the three months ended December 31, 1995, manufacturing start-up and cost of goods sold were $654,000, producing a gross margin deficit of approximately $210,000. For the six months ended December 31, 1996, the Company had a gross margin of $405,000 or 24% compared to a gross margin deficit of $473,000 for the six months ended December 31, 1995. The improvement in gross margins in each period were primarily attributable to the non-recurrence of certain manufacturing start-up costs associated with the expansion of catheter production capacity, partially offset by increased compensation and associated labor costs for assembly, quality control and engineering support personnel. In addition, increased production and sales levels for the Trio/Ensemble diagnostic catheters have resulted in generally lower per unit manufacturing costs. The Company expects future gross margins to fluctuate as other products are commercialized.

         The Company is currently encountering low yields, vendor shortages and other significant production inefficiencies in the manufacture of its Mercator Left Ventricular Mapping Basket and Mercator Atrial Mapping Basket. Although the Company is taking appropriate steps to address these yield and other production inefficiencies, there can be no assurance that such improvements will be achieved. Failure to obtain acceptable yields in the manufacture of such products will adversely affect the ability of the Company to expand its mapping system clinical sites and commence commercialization of this product in international markets within the next six months.

         Research and Development. Research and development expenses include costs associated with product research, clinical trials, prototype development, obtaining regulatory approvals and costs associated with hiring regulatory, clinical, research and engineering personnel. Research and development expenses increased to $2.9 million for the three months ended December 31, 1996 compared to $1.6 million for the three months ended December 31, 1995. Research and development expenses were $5.6 million for the six months ended December 31, 1996 compared to $3.1 million for the six months ended December 31, 1995. The increases in each period were primarily attributable to increased costs associated with the hiring of additional engineering, regulatory and clinical personnel, increased prototype development costs, and increased costs related to manufacture and placement of Ventricular Tachycardia Ablation and Arrhythmia Mapping Systems and related catheter products at clinical sites in the United States and Europe. The Company believes that research and development expenditures will increase in the future as the Company invests in product and process improvements related to its ventricular tachycardia and atrial fibrillation products, expands clinical research activities and increases its research and development efforts related to new products and technologies.

         Selling, General and Administrative. Selling, general and administrative expenses include compensation and benefits for sales, marketing, senior management and administrative personnel, various legal and professional fees including those in connection with obtaining patent protection, and costs of trade shows. Selling, general and administrative expenses increased to $717,000 for the three months ended December 31, 1996 compared to $512,000 for the three months ended December 31, 1995. Selling, general and administrative expenses were $1.4 million of the six months ended December 31, 1996 compared to $889,000 for the six months ended December 31, 1995. The increases in each period were primarily attributable to increased expenditures for administrative personnel, increased professional fees related to the filing and registration of the Company's patents, costs related to obtaining certain insurance policies, costs related to the Company's internal computer network and investor relations expenses. The Company anticipates that selling, general and administrative expenses will increase in future periods as additional personnel are added to support growing business operations in all functional areas.

         Other Income (Expense), Net. Other income (expense), net increased to net other income of $555,000 for the three months ended December 31, 1996 compared to net other income of $2,000 for the three months ended December 31, 1995. Other income (expense), net increased to net other income of $1.1 million for the six months ended December 31, 1996 compared to net other income of $25,000 for the six months ended December 31, 1995. The net increases in each period are the result of interest income earned on substantially higher cash, cash equivalent and short-term investment balances following the closing of the Company's initial public offering in June 1996, the net proceeds of which were approximately $43.1 million.

         Net Loss. The Company's net loss increased to $2.9 million for the three months ended December 31, 1996 compared to $2.4 million for the three months ended December 31, 1995. Net loss for the six months ended December 31, 1996 was $5.4 million compared to $4.4 million for the six months ended December 31, 1995. The increase in the net loss in each period primarily resulted from increased product development and clinical research activity, partially offset by increased sales and interest income.

LIQUIDITY AND CAPITAL RESOURCES

         Since inception, the Company has financed its operations through a combination of private placements of equity securities yielding approximately $33.5 million, a private placement of debt securities yielding approximately $4.5 million, equipment lease financing arrangements yielding approximately $3.2 million and a prepaid royalty arrangement yielding $3.0 million. In addition, the Company closed its initial public offering in June 1996 raising net proceeds of approximately $43.1 million. As of December 31, 1996, the Company had approximately $48.2 million in cash, cash equivalents and short-term investments.

         Net cash used in operating activities was approximately $4.5 million and $1.2 million for the six months ended December 31, 1996 and 1995, respectively. For such periods, net cash used in operating activities resulted primarily from net losses, partially offset in the six months ended December 31, 1995 by the $3.0 million prepaid royalty discussed above. Net cash used in investing activities was approximately $11.7 million for the six months ended December 31, 1996 and approximately $647,000 for the six months ended December 31, 1995. The net cash used in investing activities for the six months ended December 31, 1996 was primarily attributable to the purchase of short-term investments following the Company's initial public offering in June 1996, partially offset by maturities and sales of short-term investments. Net cash used in financing activities was approximately $127,000 for the six months ended December 31, 1996 and net cash provided by financing activities was approximately $4.3 million for the six months ended December 31, 1995. The net cash provided by financing activities for the six months ended December 31, 1995 primarily resulted from the sale of preferred stock in December 1995.

         As of December 31, 1996, the Company had capital equipment of $5.4 million less accumulated depreciation and amortization of $2.3 million to support its clinical, development, manufacturing and administrative activities. The Company has financed approximately $3.2 million from capital lease obligations through December 31, 1996. The Company expects capital expenditures to increase over the next several years as it expands facilities and acquires equipment to support the planned expansion of manufacturing capabilities.

         The Company's future liquidity and capital requirements will depend upon numerous factors, including the progress of the Company's product development efforts, the progress of the Company's clinical trials, actions relating to regulatory matters, the costs and timing of expansion of product development, manufacturing, marketing and sales activities, the extent to which the Company's products gain market acceptance, and competitive developments. Although the Company believes that its current cash, cash equivalent and short-term investment balances and cash generated from the future sale of products will be sufficient to meet the Company's operating and capital requirements through the end of calendar 1998, there can be no assurance that the Company will not require additional financing within this time frame.

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

         The Company is currently conducting a clinical trial of the Chilli Cooled Ablation Catheter and the Model 8004 Radio Frequency Generator and Integrated Fluid Pump, the products that together form the Company's Ventricular Tachycardia Ablation System. In addition, the Company is currently conducting clinical trials of the Mercator Left Ventricular Mapping Basket and the Model 8100/8300 Arrhythmia Mapping System, the products that together form the Company's Arrhythmia Mapping System for diagnostic mapping of ventricular tachycardia. In June 1996, the Company received IDE approval from the FDA to conduct a clinical trial of the Mercator Atrial Mapping Basket for the right atrium. In August, 1996, the Company received IDE approval from the FDA to conduct a clinical trial of the Atrial Fibrillation System for the right atrium.

         The Company initiated a clinical trial for the Ventricular Tachycardia Ablation System in the United States and Europe in November 1995 under an IDE approved by the FDA. The clinical trials will be conducted at a maximum of 15 clinical sites and will involve a total of approximately 200 patients randomized using the Ventricular Tachycardia Ablation System versus antiarrhythmic drugs. Pursuant to the IDE, the FDA will evaluate the safety and efficacy of the Ventricular Tachycardia Ablation System. The Company anticipates that this clinical trial will not be completed prior to early calendar 1998. At the conclusion of the clinical trials, the Company plans to file a PMA application for approval to market the Ventricular Tachycardia Ablation System and its component catheters and equipment in the United States.

         As of February 3, 1997, 80 patients had been enrolled in the clinical trial for the Ventricular Tachycardia Ablation System, of whom 47 had received ablation treatment and 25 patients were in the drug control group. Eight patients did not receive treatment. In approximately 75% of patients receiving ablation, the procedures were acutely successful and in 77% of the patients there were chronic successes. Acute success is defined as patients in whom ventricular tachycardia can not be induced post the ablation procedure. Chronic success is defined as patients in whom there was a 75% reduction in ventricular tachycardia episodes in the two months after the ablation procedure compared to the two month period before the procedure. Thirteen patients from the drug control group crossed over to the ablation group. Among all treated patients there were three major adverse events: one death due to stroke, one non-fatal stroke and one cardiac perforation, most likely the consequence of the use of a non-Cardiac Pathways right ventricular diagnostic catheter. In addition, two patients had complete heart block created intentionally, which required permanent pacemaker insertion.

         In January 1996, the Company received FDA approval to conduct an IDE feasibility study to evaluate the safety of the Arrhythmia Mapping System for diagnostic mapping of ventricular tachycardia. The feasibility study is being conducted at two clinical sites in the United States and will involve a total of 12 patients. The purpose of the clinical trial is to evaluate and test the success of the deployment of the Mercator Left Ventricular Mapping Basket into the ventricle, the fit of the catheter and the system's ability to accurately map the electrical signals of the left ventricle. At the conclusion of the feasibility study, the Company intends to submit an IDE to the FDA to perform additional clinical trials. Enrollment in the clinical trial began in March 1996, and as of February 3, 1997 six patients had been enrolled. One of the enrolled patients developed asymptomatic mild aortic valvular regurgitation following the procedure that the Company believes resulted from basket deployment difficulties. In response, the Company made a slight modification to the deployment system of the Mercator Left Ventricular Mapping Basket. In June 1996, the Company received an IDE supplement approval for the modification to the deployment system.

         The Company is also testing the Mercator Left Ventricular Mapping Basket and Arrhythmia Mapping System in Europe. As of February 3, 1997, the Mercator basket was used to map the ventricular tachycardia of twelve patients. One patient developed cardiac perforation attributed to the use of a non-Cardiac Pathways right ventricular diagnostic catheter. None of the other patients has had complications as a result of the Mercator Left Ventricular Mapping Basket and Arrhythmia Mapping System.

         In June 1996, the Company received IDE approval by the FDA to conduct a clinical trial of the Mercator Atrial Mapping Basket for the right atrium and Arrhythmia Mapping System for atrial fibrillation. The clinical trial is being conducted at five clinical sites in the United States. The purpose of this clinical trial will be to demonstrate the equivalency of the Right Mercator Atrial Mapping Basket and the Arrhythmia Mapping System to commercially available mapping catheters. As of February 3,

1997 seven patients in the United States enrolled in the clinical trial and no patient complications have been noted. In Europe seven patients have been treated; six with the right atrial mapping system and one with the left atrial mapping system and no patient complications have been noted.

         In January 1997, the Company received IDE approval by the FDA to conduct a clinical trial of the Atrial Fibrillation Ablation System. The purpose of this clinical trial will be to assess the safety and performance in creating continuous linear lesions. As of February 3, 1997, four patients in the U.S. have been enrolled in the clinical trial and no patient complications were noted. In 1996 the Nexus Linear Lesion Catheter was used in two patients in Europe and no patient complications have been noted.

MARKETING AND DISTRIBUTION

         The Company currently has only a limited sales and marketing organization. If FDA clearances or approvals are received for the Company's ventricular tachycardia or atrial fibrillation products, the Company intends to market its products primarily through a direct sales force in the United States and indirect sales channels internationally.

         Establishing a marketing and sales capability sufficient to support sales in commercial quantities will require substantial efforts and require significant management and financial resources. There can be no assurance that the Company will be able to build such a marketing staff or sales force, that establishing such a marketing staff or sales force will be cost-effective or that the Company's sales and marketing efforts will be successful. If the Company is successful in obtaining the necessary regulatory approvals for its ventricular tachycardia and atrial fibrillation products in international markets, it expects to establish a sales and marketing capability in those markets primarily through distributors. The Company has not begun discussions with all needed international distributors. The Company is currently in discussions with its distributor in France to terminate the relationship. There can be no assurance that the Company will be able to enter into agreements with desired distributors on a timely basis or at all, or that such distributors will devote adequate resources to selling the Company's products. Failure to establish appropriate distribution relationships could have a material adverse effect upon the Company's business, financial condition and results of operations.

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

                          CARDIAC PATHWAYS CORPORATION


PART II.        OTHER INFORMATION

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                The Company held its annual meeting of stockholders on October 9, 1996 and solicited votes by proxy in connection with such meeting. The following matters were approved by the stockholders:

                  (a) The election of Annette J. Campbell-White and Michael L.
                      Eagle as Class I Directors of the Company for three-year terms ending in 1999. Stockholders approved management's nominees to the Board of Directors by votes as follows:
                      7,098,751 in favor and 1,000 withheld.

                  (b) The ratification of the appointment of Ernst & Young LLP to audit the consolidated financial statements of the Company for the fiscal year ending June 30, 1997. The proposal received 7,099,291 votes in favor and 460 votes opposed.

                There were no broker non-votes with respect to any matter.


ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K

                  (a) The exhibits listed on the accompanying Exhibit Index are filed as a part hereof.

                  (b) No reports on Form 8-K were filed by the Registrant during the six months ended December 31, 1996.

                          CARDIAC PATHWAYS CORPORATION


                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


DATE:  FEBRUARY 6, 1997                CARDIAC PATHWAYS CORPORATION


                                       /S/ WILLIAM N. STARLING
                                       -----------------------
                                       WILLIAM N. STARLING
                                       PRESIDENT AND CHIEF EXECUTIVE OFFICER


                                       /S/ DAVID W. GRYSKA
                                       -----------------------
                                       DAVID W. GRYSKA
                                       VICE PRESIDENT OF FINANCE AND
                                       CHIEF FINANCIAL OFFICER

                          CARDIAC PATHWAYS CORPORATION

                                INDEX TO EXHIBITS


   EXHIBIT NO.         EXHIBIT DESCRIPTION                                          PAGE NO.
   -----------         -----------------------------------------------------------  --------

       11.1            Statement Regarding Computation of Net Loss Per Share......    25
       27.1            Financial Data Schedule....................................    26