Form 10-Q
period 1997-03-31
CARDIAC PATHWAYS CORP
filed 1997-05-09
CIK 1012367

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549

                             ---------------------

                                   FORM 10-Q

X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                 For the quarterly period ended March 31, 1997

                                       or

___ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934. For the transition period from ________________to_______________.


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


As of March 31, 1997 there were 9,457,040 shares of the Registrant's Common Stock outstanding.

                          CARDIAC PATHWAYS CORPORATION

                                      INDEX


PART I.       FINANCIAL INFORMATION                                                               PAGE NO.
Item 1.       Financial  Statements and Notes (Unaudited)

              Consolidated Balance Sheets as of March 31, 1997 and
              June 30, 1996     ..............................................................        3


              Consolidated Statements of Operations for the three and nine months
              ended March 31, 1997 and 1996            ........................................       4
                                                                       ........

              Consolidated Statements of Cash Flows for the nine months ended
              March 31, 1997 and 1996           ...............................................       5

              Notes to Consolidated Financial Statements       ................................       6


Item 2.       Management's Discussion and Analysis of Financial Condition and
              and Results of Operations       .................................................       9


PART II.      OTHER INFORMATION


Item 6.       Exhibits and Reports on Form 8-K       .........................................        23


SIGNATURES          ..........................................................................        24


PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS AND NOTES

                          CARDIAC PATHWAYS CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                                             March 31,      June 30,
                                                                               1997          1996 (1)
                                                                           ------------   ------------
                                 ASSETS
Current assets:
   Cash and cash equivalents                                               $  6,449,658   $ 29,112,255
   Short-term investments                                                    38,640,069     23,760,812
   Accounts receivable, net of allowance for doubtful accounts
      of $9,500 at March 31, 1997 and June 30, 1996                             464,807        398,997
   Receivable from related party                                                     --         21,725
   Inventories                                                                  437,300        162,516
   Prepaid expenses                                                             175,056        234,339
   Notes receivable from related parties                                             --        256,656
   Other current assets                                                         515,651        340,291
                                                                           ------------   ------------
             Total current assets                                            46,682,541     54,287,591
Property and equipment, net                                                   2,759,974      2,835,355
Notes receivable from related parties                                           276,252          5,760
Deposits and other assets                                                        88,105         59,188
                                                                           ------------   ------------
                                                                           $ 49,806,872   $ 57,187,894
                                                                           ============   ============

                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                         $    365,079   $    511,386
  Accrued compensation and related benefits                                     470,882        193,511
  Accrued clinical expenses                                                     517,842        150,004
  Other accrued expenses                                                        805,604        733,565
  Note Payable                                                                4,500,000             --
  Interest Payable                                                            1,056,938             --
  Current obligations under capital leases                                      857,337        671,538
                                                                           ------------   ------------
           Total current liabilities                                          8,573,682      2,260,004
Long-term obligations under capital leases                                      620,305        602,574
Deferred royalty income                                                       2,960,473      3,000,000
Note payable                                                                         --      4,500,000
Interest payable                                                                     --        774,421
Commitments
Stockholders' equity:
   Preferred stock, $.001 par value; 5,000,000 shares authorized and none
        issued and outstanding at March 31, 1997 and June 30, 1996                   --             --
   Common stock, $.001 par value; 30,000,000 shares authorized; 9,457,040 shares issued and outstanding at March 31, 1997 and 9,269,332
       at June 30, 1996                                                           9,457          9,270
   Additional paid-in capital                                                78,890,166     77,656,634
   Receivables from stockholders                                               (420,000)      (406,000)
   Accumulated deficit                                                      (39,992,647)   (31,053,238)
   Deferred compensation                                                       (834,564)      (155,771)
                                                                           ------------   ------------
           Total stockholders' equity                                        37,652,412     46,050,895
                                                                           ------------   ------------
                                                                           $ 49,806,872   $ 57,187,894
                                                                           ============   ============

(1) Derived from the Company's audited consolidated balance sheet as of June 30, 1996.




                See notes to consolidated financial statements.

                          CARDIAC PATHWAYS CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)



                                                   Three months ended              Nine months ended
                                                        March 31,                       March 31,
                                              ---------------------------   ---------------------------
                                                   1997           1996            1997          1996
                                              ------------    -----------   ------------   ------------
Net sales                                     $    500,348   $    512,293   $  2,183,268   $  1,078,977
Operating expenses:
   Manufacturing start-up and cost
     of goods sold                                 682,517        658,681      1,960,133      1,698,478
   Research and development                      2,945,191      1,722,631      8,502,755      4,804,762
   Selling, general and administrative             918,194        453,933      2,315,329      1,342,614
                                              ------------   ------------   ------------   ------------
           Total operating expenses              4,545,902      2,835,245     12,778,217      7,845,854
                                              ------------   ------------   ------------   ------------
Loss from operations                            (4,045,554)    (2,322,952)   (10,594,949)    (6,766,877)
Other income (expense):
   Interest income                                 646,207        168,821      2,023,413        466,677
   Interest expense                               (133,335)      (161,568)      (391,382)      (445,617)
   Other, net                                       12,420          1,984         23,509         13,628
                                              ------------   ------------   ------------   ------------
           Total other income (expense), net       525,292          9,237      1,655,540         34,688
                                              ------------   ------------   ------------   ------------
Net loss                                      $ (3,520,262)  $ (2,313,715)  $ (8,939,409)  $ (6,732,189)
                                              ============   ============   ============   ============

Net loss per share                            $      (0.37)                 $      (0.96)
                                              ============                  ============

Shares used in computing
    net loss per share                           9,417,000                     9,340,000
                                              ============                  ============

Pro forma net loss per share                                 $      (0.33)                 $      (0.97)
                                                             ============                  ============

Shares used in computing pro forma
    net loss per share                                          6,975,000                     6,975,000
                                                             ============                  ============










                See notes to consolidated financial statements.

                          CARDIAC PATHWAYS CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                             Nine months ended
                                                                 March 31,
                                                        --------------------------
                                                             1997         1996
                                                        ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                $ (8,939,409)  $ (6,732,189)
Adjustments to reconcile net loss to net cash
   used in operating activities:
   Depreciation and amortization                             905,668        593,068
   Amortization of deferred compensation                     176,707         22,041
   Loss on disposal of property and equipment                     --         12,860
   Issuance of preferred stock warrants                           --         33,000
   Issuance of nonqualified stock options for services        10,000         21,131
Changes in operating assets and liabilities:
   Accounts receivable                                       (65,810)      (137,284)
   Receivable from related party                              21,725        122,638
   Inventories                                              (274,784)        (1,606)
   Prepaid expenses                                           59,283         12,959
   Other current assets                                     (175,360)        22,374
   Accounts payable                                         (146,307)      (183,464)
   Accrued compensation and related benefits                 277,371        150,289
   Accrued clinical expenses                                 367,838          3,100
   Other accrued expenses                                     72,039       (114,860)
   Interest payable                                          282,517        305,812
   Deferred royalty income                                   (39,527)     3,000,000
                                                        ------------   ------------
Net cash used in operating activities                     (7,468,049)    (2,870,131)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of short-term investments                      (45,924,257)    (4,019,731)
Maturities and sales of short-term investments            31,045,000      3,577,991
Purchases of property and equipment, net                      (6,402)      (398,392)
(Increase) decrease in notes receivable                      (13,836)         5,000
(Increase) in deposits and other assets                      (28,917)       (79,951)
                                                        ------------   ------------
Net cash used in investing activities                    (14,928,412)      (915,083)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments under capital lease obligations          (620,355)      (415,856)
Proceeds from sale of preferred stock                             --      4,499,002
Proceeds from sale of common stock                           368,219        102,922
(Increase) in notes receivable from stockholders             (14,000)       (10,000)
                                                        ------------   ------------
Net cash provided by (used in) financing activities         (266,136)     4,176,068
                                                        ------------   ------------
Net increase (decrease) in cash and cash equivalents     (22,662,597)       390,854
   Cash and cash equivalents at beginning of period       29,112,255      5,372,945
                                                        ------------   ------------
   Cash and cash equivalents at end of period           $  6,449,658   $  5,763,799
                                                        ============   ============





                See notes to consolidated financial statements.

                          CARDIAC PATHWAYS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997
                                  (UNAUDITED)


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

         The operating results for the three and nine month periods ended March 31, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 1997. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996.

2.        SHORT-TERM INVESTMENTS

         At March 31, 1997 and June 30, 1996, all short-term investments were classified as held-to-maturity and available-for-sale. The amortized cost of held-to-maturity securities is adjusted for the amortization of premiums and the accretion of discounts to maturity. Such amortization of premiums and accretion of discounts are included in interest income. At March 31, 1997 and June 30, 1996, these securities were valued at amortized cost, which approximates fair value. Available-for-sale securities are carried at fair value with unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity. To date, the Company has not experienced any significant unrealized gains or losses on available-for-sale securities and, accordingly, no adjustments have been made to stockholders' equity.

         The following is a summary of held-to-maturity and available-for-sale securities at cost, which approximates fair value:

                                                                       MARCH 31,                 JUNE 30,
                          DESCRIPTION                                    1997                     1996
                                                                    -------------            --------------
                          Held-to-maturity:
                            U.S. government agency                  $  14,477,952            $    1,999,879
                            U.S. corporate bonds                       21,062,117                16,760,933
                          Available-for-sale:
                            Money market instruments                    3,100,000                 5,000,000
                                                                    -------------            --------------
                                                                    $  38,640,069             $  23,760,812
                                                                    =============            ==============

         There were no realized gains or losses for the three and nine month periods ending March 31, 1997 and 1996. The cost of securities sold is based on the specific identification method. Held-to-maturity securities at March 31, 1997 mature at various dates through March 1999.

3.       CONSOLIDATED BALANCE SHEET COMPONENTS

         Certain balance sheet components are as follows:

                                                             MARCH 31,             JUNE 30,
                                                               1997                  1996
                                                            ----------            ----------

       Inventories:
           Raw materials                                    $  275,128            $  125,459
           Work-in-process                                      14,511                    --
           Finished goods                                      147,661                37,057
                                                            ----------            ----------
                                                            $  437,300            $  162,516
                                                            ==========            ==========


                                                             MARCH 31,             JUNE 30,
                                                               1997                 1996
                                                           ------------          ------------
        Property and equipment:
            Equipment                                      $  4,356,016          $  3,472,535
            Leasehold improvements                              138,253                83,047
            Equipment-in-process                                919,472             1,027,872
                                                           ------------          ------------
                                                              5,413,741             4,583,454
            Less accumulated depreciation and
            amortization                                      2,653,767             1,748,099
                                                           ------------          ------------
                                                           $  2,759,974          $  2,835,355
                                                           ============          ============

4.       STOCKHOLDERS' EQUITY

         In June 1996, the Company completed its initial public offering of 2,500,000 shares of common stock. The net proceeds to the Company were approximately $43,137,000. Upon completion of the offering, all of the preferred stock outstanding automatically converted into common stock.

5.       NET LOSS PER SHARE

         Except as noted below, net loss per share is computed using the weighted average number of shares of common stock outstanding. Common equivalent shares from stock options, warrants and convertible preferred stock are excluded from the computation of net loss per share for the three and nine months ended March 31, 1997, as their effect is antidilutive. Pro forma net loss per share for the three and nine months ended March 31, 1996 is computed using the weighted average number of shares of common stock outstanding and includes, pursuant to the Securities and Exchange Commission Staff Accounting Bulletins, common and common equivalent shares issued at prices substantially below the public offering price during the twelve-month period prior to the filing of the initial public offering as if they were outstanding for the entire period (using the treasury stock method). In addition, the computation of pro forma net loss per share for the three and nine months ended March 31, 1996 gives effect to the conversion of convertible preferred shares not included above that automatically converted upon completion of the Company's initial public offering (using the if-converted method) from the original date of issuance.

6.       NOTE PAYABLE

         At March 31, 1997, the Company had a $4,500,000 note payable due to a European biomedical company. The note bears interest at the prime rate (8.50% at March 31, 1997) as quoted in The Wall Street Journal, and all principal and accrued interest are due on June 27, 1999.

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

         The Company is currently in negotiations to repay the loan within the next twelve months. Accordingly, the principal and accrued interest amounts in the balance sheet at March 31, 1997 have been classified in current liabilities.

7.       STOCKHOLDER RIGHTS PLAN

         On April 16, 1997, the Board of Directors approved a stockholder rights plan and declared a dividend of one preferred share purchase right (a "Right") for each outstanding share of common stock of the Company to holders of record as of April 30, 1997. Each Right will entitle stockholders to purchase 1/1000th of a share of Series A participating preferred stock of the Company (a newly designated series of preferred stock for which each 1/1000th of a share has economic attributes and voting rights equivalent to those of one share of the Company's common stock) at an exercise price of $125. The Rights only become exercisable in certain limited circumstances involving acquisitions of or tender offers for 15% or more of the Company's capital stock by another person or group of persons. For a limited period of time after the announcement of any such acquisition or offer, the Rights are redeemable at a price of $.01 per Right. After becoming exercisable, each Right entitles its holder to purchase for $125 an amount of common stock of the Company, or in certain circumstances, securities of the acquiror, having a then current market value equal to two times the exercise price of the Right. The Rights expire on April 16, 2007.

8.       RECENT PRONOUNCEMENTS

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (FAS 128), "Earnings per Share", which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating basic earnings per share, the dilutive effect of stock options will be excluded. The Company has studied the implications of FAS 128 and does not expect its adoption to have a material impact on the Company's calculation of earnings per share.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements based upon current expectations that involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, that include, but are not limited to, the risks discussed in "Factors That May Impact Future Operations" as well as those discussed in the following "Overview" section. These forward-looking statements include the statement in the first paragraph of "Overview" relating to expectations of operating losses, the statement in the second paragraph of "Overview" relating to anticipated filing and approval time periods for PMA applications, the statements in the last paragraph of "Net Sales," the statements in the last sentence in each of the "Manufacturing Start-up and Cost of Goods Sold", "Research and Development" and "Selling, General, and Administrative" paragraphs, the statements regarding future capital expenditures in the third paragraph of "Liquidity and Capital Resources" and the Company's forecast in the fourth paragraph of "Liquidity and Capital Resources" of the period of time through which its financial resources will be adequate to support its operations.

OVERVIEW

         The Company was founded in April 1991 and to date has engaged primarily in researching, developing, testing and obtaining regulatory clearances for its products. The Company has experienced significant operating losses since inception and, as of March 31, 1997, had an accumulated deficit of approximately $40.0 million. The Company has generated only limited revenues primarily from sales of Trio/Ensemble diagnostic catheters, Radii supraventricular tachycardia mapping and ablation catheters, Mercator Mapping Baskets, Model 8002 and 8004 Radiofrequency Generator Systems and Model 8100 Arrhythmia Mapping Systems. The Company expects its operating losses to continue through at least the middle of calendar 1999 as it continues to expend substantial funds for clinical trials in support of regulatory approvals, expansion of research and development activities, establishment of commercial-scale manufacturing capabilities and expansion of sales and marketing activities.

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


RESULTS OF OPERATIONS

         Net Sales. The Company's net sales to date have resulted primarily from limited sales of the Trio/Ensemble diagnostic catheters, Radii supraventricular tachycardia mapping and ablation catheters, Mercator Mapping Baskets, Radiofrequency Generator Systems and Arrhythmia Mapping Systems. The Company's net sales decreased to $500,000 for the three months ended March 31, 1997 compared to $512,000 for the three months ended March 31, 1996. The decrease in net sales was primarily attributable to decreased sales of Trio/Ensemble diagnostic catheters, partially offset by international sales of
four Model 8100 Arrhythmia Mapping Systems.   For the nine months ended March
31, 1997, the Company had net sales of $2.2 million compared to $1.1 million for the nine months ended March 31, 1996. The increase in net sales is primarily due to higher overall shipments of Trio/Ensemble catheters and the shipment of the four Model 8100 Arrhythmia Mapping Systems referred to above, partially offset by the nonrecurrence of the sale of certain Model 8002 and 8004 Radiofrequency Generator Systems in the nine months ended March 31, 1996. The Company expects its Trio/Ensemble catheter revenue to decrease in future periods because the rate of sales to Japan will decrease as initial stocking orders have been filled.

         In December 1995, the Company received $3.0 million pursuant to a royalty agreement with Arrow International, Inc. ("Arrow"). This amount was recorded as deferred royalty income and will be amortized to income for those Trio/Ensemble catheters that Arrow manufactures and sells. The royalty rate is 5% of the Trio/Ensemble catheter's sales price and approximately $40,000 of royalty income has been recorded through March 31, 1997.

         Manufacturing Start-Up and Cost of Goods Sold. Manufacturing start-up and cost of goods sold primarily includes raw materials costs, catheter fabrication costs and system assembly and test costs. Cost of goods sold was $683,000 for the three months ended March 31, 1997, resulting in a gross margin deficit of approximately $182,000. For the three months ended March 31, 1996, manufacturing start-up and cost of goods sold were $659,000, producing a gross margin deficit of approximately $146,000. For the nine months ended March 31, 1997, the Company had a gross margin of $223,000 or 10% compared to a gross margin deficit of $620,000 for the nine months ended March 31, 1996. The improvement in gross margin in the nine months ended March 31, 1997 compared to March 31, 1996, was primarily attributable to higher sales volumes and the non-recurrence of certain manufacturing start-up costs associated with the expansion of catheter production capacity, partially offset by increased compensation and associated labor costs for assembly, quality control and engineering support personnel. In addition, increased production and sales levels for the Trio/Ensemble diagnostic catheters have resulted in generally lower per unit manufacturing costs. The Company expects future gross margins to fluctuate as other products are commercialized.

         The Company is currently encountering low yields, vendor shortages and other significant production inefficiencies in the manufacture of its Mercator Left Ventricular Mapping Basket and Mercator Atrial Mapping Basket. Although the Company is taking appropriate steps to address these yield and other production inefficiencies, there can be no assurance that such improvements will be achieved. Failure to obtain acceptable yields in the manufacture of such products will adversely affect the ability of the Company to expand its mapping system clinical sites and commence commercialization of this product in international markets within the next three months.

         Research and Development. Research and development expenses include costs associated with product research, clinical trials, prototype development, obtaining regulatory approvals and costs associated with hiring regulatory, clinical, research and engineering personnel. Research and development expenses increased to $2.9 million for the three months ended March 31, 1997 compared to $1.7 million for the three months ended March 31, 1996. Research and development expenses were $8.5 million for the nine months ended March 31, 1997 compared to $4.8 million for the nine months ended March 31, 1996. The increases in each period were primarily attributable to increased costs associated with the hiring of additional engineering, regulatory and clinical personnel, increased prototype development costs, and increased costs related to manufacture and placement of Ventricular Tachycardia Ablation and Arrhythmia Mapping Systems and related catheter products at clinical sites in the United States and Europe. The Company believes that research and development expenditures will increase in the future as the Company invests in product and process improvements related to its ventricular tachycardia and atrial fibrillation products, expands clinical research activities and increases its research and development efforts related to new products and technologies.

         Selling, General and Administrative. Selling, general and administrative expenses include compensation and benefits for sales, marketing, senior management and administrative personnel, various legal and professional fees including those in connection with obtaining patent protection, and costs of trade shows. Selling, general and administrative expenses increased to $918,000 for the three months ended March 31, 1997 compared to $454,000 for the three months ended March 31, 1996. Selling, general and administrative expenses were $2.3 million of the nine months ended March 31, 1997 compared to $1.3 million for the nine months ended March 31, 1996. The increases in each period were primarily attributable to increased expenditures for administrative personnel, increased professional fees related to the filing and registration of the Company's patents, costs related to obtaining certain insurance policies, costs associated with the realignment of certain foreign distributor relationships, costs related to the Company's internal computer network and investor relations expenses. The Company anticipates that selling, general and administrative expenses will increase in future periods as additional personnel are added to support growing business operations in all functional areas.

         Other Income (Expense), Net. Other income (expense), net increased to net other income of $525,000 for the three months ended March 31, 1997 compared to net other income of $9,000 for the three months ended March 31, 1996. Other income (expense), net increased to net other income of $1.7 million for the nine months ended March 31, 1997 compared to net other income of $35,000 for the nine months ended March 31, 1996. The net increases in each period are the result of interest income earned on substantially higher cash, cash equivalent and short-term investment balances following the closing of the Company's initial public offering in June 1996, the net proceeds of which were approximately $43.1 million.

         Net Loss. The Company's net loss increased to $3.5 million for the three months ended March 31, 1997 compared to $2.3 million for the three months ended March 31, 1996. The increase in the net loss primarily resulted from increased product development, clinical research and selling, general and administrative expenses, partially offset by increased interest income. Net loss for the nine months ended March 31, 1997 was $8.9 million compared to $6.7 million for the nine months ended March 31, 1996. The increase in the net loss primarily resulted from increased product development, clinical research and selling, general and administrative expenses, partially offset by increased sales and interest income.


LIQUIDITY AND CAPITAL RESOURCES

         Since inception, the Company has financed its operations through a combination of private placements of equity securities yielding approximately $33.5 million, a private placement of debt securities yielding approximately $4.5 million, equipment lease financing arrangements yielding approximately $3.2 million and a prepaid royalty arrangement yielding $3.0 million. In addition, the Company closed its initial public offering in June 1996 raising net proceeds of approximately $43.1 million. As of March 31, 1997, the Company had approximately $45.1 million in cash, cash equivalents and short-term investments.

         Net cash used in operating activities was approximately $7.5 million and $2.9 million for the nine months ended March 31, 1997 and 1996, respectively. For such periods, net cash used in operating activities resulted primarily from net losses, partially offset in the nine months ended March 31, 1996 by the $3.0 million prepaid royalty discussed above. Net cash used in investing activities was approximately $14.9 million for the nine months ended March 31, 1997 and approximately $915,000 for the nine months ended March 31, 1996. The net cash used in investing activities for the nine months ended March 31, 1997 was primarily attributable to the purchase of short-term investments following the Company's initial public offering in June 1996, partially offset by maturities and sales of short-term investments. Net cash used in financing activities was approximately $266,000 for the nine months ended March 31, 1997 and net cash provided by financing activities was approximately $4.2 million for the nine months ended March 31, 1996. The net cash provided by financing activities for the nine months ended March 31, 1996 primarily resulted from the sale of preferred stock in December 1995.

         As of March 31, 1997, the Company had capital equipment of $5.4 million less accumulated depreciation and amortization of $2.6 million to support its clinical, development, manufacturing and administrative activities. The Company has financed approximately $3.2 million from capital lease obligations through March 31, 1997. The Company expects capital expenditures to increase over the next several years as it expands facilities and acquires equipment to support the planned expansion of manufacturing capabilities.

         As of March 31, 1997, the Company had a $4,500,000 note payable due to a European biomedical company. The note bears interest at the prime rate (8.50% at March 31, 1997) and all principal and accrued interest were originally due on June 27, 1999. The Company is currently in negotiations to repay the loan within the next twelve months. Accordingly, the principal and accrued interest amounts in the balance sheet at March 31, 1997 have been classified in current liabilities. The Company intends to use existing cash and cash equivalent balances or proceeds from liquidation of short-term investments to fund repayment of the note.

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

         The Company initiated a clinical trial for the Ventricular Tachycardia Ablation System in the United States and Europe in November 1995 under an IDE approved by the FDA. The clinical trial is being conducted at 15 clinical sites and will involve a total of approximately 200 patients randomized using the Ventricular Tachycardia Ablation System versus antiarrhythmic drugs. Pursuant to the IDE, the FDA will evaluate the safety and efficacy of the Ventricular Tachycardia Ablation System. The Company anticipates that this clinical trial will be completed by early calendar 1998. At the conclusion of the clinical trials, the Company plans to file a PMA application for approval to market the Ventricular Tachycardia Ablation System and its component catheters and equipment in the United States.

         As of May 1, 1997, 102 patients had been enrolled in the clinical trial for the Ventricular Tachycardia Ablation System, of whom 71 were randomized to receive ablation treatment and 31 patients were in the drug control group. In approximately 72% of patients receiving ablation, the procedures were acutely successful and in 77% of the patients there were chronic successes. Acute success is defined as patients in whom ventricular tachycardia can not be induced post the ablation procedure. Chronic success is defined as patients in whom there was a 75% reduction in ventricular tachycardia episodes in the two months after the ablation procedure compared to the two month period before the procedure. Fourteen patients from the drug control group crossed over to the ablation group. Among all treated patients there were four major adverse events: one death due to stroke, one death due to acute myocardial infarction, one non-fatal stroke, and one cardiac perforation, most likely the consequence of the use of a non-Cardiac Pathways right ventricular diagnostic catheter. In addition, three patients had complete heart block, two created intentionally, which required permanent pacemaker insertion.

         In January 1996, the Company received FDA approval to conduct an IDE feasibility study to evaluate the safety of the Arrhythmia Mapping System for diagnostic mapping of ventricular tachycardia. The feasibility study is being conducted at two clinical sites in the United States and one European site and will involve a total of 12 patients. The purpose of the clinical trial is to evaluate and test the success of the deployment of the Mercator Left Ventricular Mapping Basket into the ventricle, the fit of the catheter and the system's ability to accurately map the electrical signals of the left ventricle. At the conclusion of the feasibility study, the Company intends to submit an IDE to the FDA to perform additional clinical trials. Enrollment in the clinical trial began in March 1996, and as of May 1, 1997, 12 patients had been enrolled. One of the enrolled patients developed asymptomatic mild aortic valvular regurgitation following the procedure that the Company believes resulted from basket deployment difficulties. In response, the Company made a slight modification to the deployment system of the Mercator Left Ventricular Mapping Basket. In June 1996, the Company received an IDE supplement approval for the modification to the deployment system. One patient has developed a cardiac perforation attributable to the use of the mapping basket and guide catheter.

         The Company has also tested the Mercator Left Ventricular Mapping Basket and Arrhythmia Mapping System in Europe outside of the IDE study. As of May 1, 1997, the Mercator basket was used to map the ventricular tachycardia of 12 patients. One patient developed cardiac perforation attributed to the use of a non-Cardiac Pathways right ventricular diagnostic catheter. None of the other patients has had complications as a result of the Mercator Left Ventricular Mapping Basket and Arrhythmia Mapping System.

         In June 1996, the Company received IDE approval by the FDA to conduct a clinical trial of the Mercator Atrial Mapping Basket for the right atrium and Arrhythmia Mapping System for atrial fibrillation. The clinical trial is being conducted at three clinical sites in the United States and will be expanded to eight sites in the United States and Europe. The purpose of this clinical trial will be to demonstrate the equivalency of the Right Mercator Atrial Mapping Basket and the Arrhythmia Mapping System to commercially available mapping catheters. As of May 1, 1997, 12 patients in the United States enrolled in the clinical trial. In Europe, five patients have been treated outside of the IDE; five with the right atrial mapping system and one with the left atrial mapping system and no patient complications have been noted.

         In January 1997, the Company received IDE approval by the FDA to conduct a clinical trial of the Atrial Fibrillation Ablation System. The purpose of this clinical trial will be to assess the safety and performance in creating continuous linear lesions. As of May 1, 1997, 10 patients in the U.S. have been enrolled in the clinical trial at two sites. One patient developed a cardiac perforation attributed to the use of a non-Cardiac Pathways right atrial diagnostic catheter. In 1996 the Nexus Linear Lesion Catheter was used in two patients in Europe and no patient complications have been noted.

MARKETING AND DISTRIBUTION

         The Company currently has only a limited sales and marketing organization. If FDA clearances or approvals are received for the Company's ventricular tachycardia or atrial fibrillation products, the Company intends to market its products primarily through a direct sales force in the United States and indirect sales channels internationally.

         Establishing a marketing and sales capability sufficient to support sales in commercial quantities will require substantial efforts and require significant management and financial resources. There can be no assurance that the Company will be able to build such a marketing staff or sales force, that establishing such a marketing staff or sales force will be cost-effective or that the Company's sales and marketing efforts will be successful. If the Company is successful in obtaining the necessary regulatory approvals for its ventricular tachycardia and atrial fibrillation products in international markets, it expects to establish a sales and marketing capability in those markets primarily through distributors. The Company has not begun discussions with all needed international distributors. The Company is currently in discussions with its distributor in France, U.K., Spain and Portugal to terminate the relationship for strategic reasons. There can be no assurance that the Company will be able to enter into agreements with desired distributors on a timely basis or at all, or that such distributors will devote adequate resources to selling the Company's products. Failure to establish appropriate distribution relationships could have a material adverse effect upon the Company's business, financial condition and results of operations.

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

                (b) No reports on Form 8-K were filed by the Registrant during the nine months ended March 31, 1997.

                          CARDIAC PATHWAYS CORPORATION


                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


DATE:  MAY 9, 1997                        CARDIAC PATHWAYS CORPORATION


                                          /S/ WILLIAM N. STARLING
                                          --------------------------------------
                                          WILLIAM N. STARLING
                                          PRESIDENT AND CHIEF EXECUTIVE OFFICER


                                          /S/ DAVID W. GRYSKA
                                          --------------------------------------
                                          DAVID W. GRYSKA
                                          VICE PRESIDENT OF FINANCE AND CHIEF
                                          FINANCIAL OFFICER

                          CARDIAC PATHWAYS CORPORATION

                               INDEX TO EXHIBITS


EXHIBIT NO.        EXHIBIT DESCRIPTION                                                         PAGE NO.
-----------        ------------------------------------------------------------                --------
    11.1           Statement Regarding Computation of Net Loss Per Share                          26
    27.1           Financial Data Schedule                                                        27