Form 10-K405
period 1997-06-30
CARDIAC PATHWAYS CORP
filed 1997-08-26
CIK 1012367

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JUNE 30, 1997 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
                              TO                         .

                       COMMISSION FILE NUMBER: 000-28372

                          CARDIAC PATHWAYS CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                    DELAWARE                                       77-0278793
        (State or other jurisdiction of                         (I.R.S. Employer
         incorporation or organization)                      Identification Number)
   995 BENECIA AVENUE, SUNNYVALE, CALIFORNIA                         94086
    (Address of principal executive office)                        (zip code)

       Registrant's telephone number, including area code: (408) 737-0505

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                         Common Stock, $.001 par value
                Preferred Share Purchase Rights, $.001 par value
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes [X]     No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on August 20, 1997 as reported on the Nasdaq National Market, was approximately $44,113,361. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     As of August 20, 1997, the registrant had outstanding 9,529,718 shares of Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The Registrant has incorporated by reference into Part III of this Form 10-K portions of its Proxy Statement for the Annual Meeting of Stockholders to be held October 14, 1997.
================================================================================

                                     PART I

ITEM 1. BUSINESS

               SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     Certain statements in this Report constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, the following: the Company's history of losses and uncertainty of profitability; that those products which have not previously received regulatory clearance for commercial sale will prove to be safe and efficacious in clinical trials; the uncertainty as to whether the Company's products and systems will receive approval for commercial sale from United States and international regulatory authorities in a timely manner, if at all; the uncertainty of market acceptance of the Company's products and systems; the Company's dependence on development and introduction of new products; the Company's lack of sales, marketing and distribution experience; the risks associated with manufacturing of the Company's products; the Company's highly competitive industry and rapid technological change within the Company's industry; the uncertainty of patent and proprietary technology protection and reliance on technology licensed from third parties; changes in, or failure to comply with, government regulation; the uncertainty of third party reimbursement for procedures performed using the Company's products; the potential fluctuations in the Company's annual and/or quarterly results; the Company's dependence on retention and attraction of key employees; general economic and business conditions; and other factors referenced in this Report.

OVERVIEW

     Cardiac Pathways Corporation (the "Company") was organized in 1991 as a California Corporation and completed a reincorporation in Delaware prior to its initial public offering in June 1996. The Company designs, develops and manufactures minimally invasive systems to diagnose and treat cardiac tachyarrhythmias (abnormally rapid heart rhythms) which, if untreated, can cause palpitations, fainting and sudden cardiac arrest (a fatal heart rhythm). The Company is developing products designed to provide integrated system solutions for the successful diagnosis and treatment of ventricular tachycardia and atrial fibrillation, two of the most serious and prevalent types of abnormally rapid heart rhythms. The Company's products consist of systems for diagnostic mapping, or locating the source of the tachyarrhythmia within the heart, and for performing ablation treatment, a nonsurgical, minimally invasive technique for neutralizing heart tissue responsible for starting or maintaining a dangerous heart rhythm. Current mapping and ablation procedures can take many hours to complete. The Company believes its systems will substantially shorten mapping and ablation procedure time and provide safe and more effective treatments of ventricular tachycardia and atrial fibrillation than other current forms of therapy. The Company's strategy is to establish its Ventricular Tachycardia Ablation System, Arrhythmia Mapping Systems and Atrial Fibrillation Ablation System as the preferred means for the diagnosis and treatment of ventricular tachycardia and atrial fibrillation.

     The Company has generated only limited revenues from sales of supraventricular tachycardia and diagnostic catheters in certain markets. The Company does not have any experience in manufacturing, marketing or selling in commercial quantities its products for diagnosis and treatment of ventricular tachycardia and atrial fibrillation. There can be no assurance that the Company's development efforts will result in commercially available products for diagnosis and treatment of ventricular tachycardia and atrial fibrillation, that any such product will prove to be safe and efficacious in clinical trials, that required regulatory approvals will be obtained in a timely manner, or at all, or that the Company will be successful in introducing any such product. Any commercialization of the Company's products will require substantial development, clinical, regulatory, manufacturing, sales and marketing and other expenditures. The Company expects its operating losses to continue through at least the end of calendar 1999 as it continues to expend substantial funds for clinical trials in support of regulatory approvals, expansion of research and development activities, establishment of commercial-scale manufacturing capabilities and expansion of sales and marketing activities. There can be no assurance that any of the Company's potential products for diagnosis and treatment of ventricular tachycardia and atrial fibrillation will be successfully commercialized or that the Company will achieve significant revenues from either international or domestic sales. In addition, there can be no assurance that the Company will achieve or sustain profitability in the future.

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

              THE FOUR CHAMBERS                            TYPICAL LOCATION OF
                 OF THE HEART                            ATRIAL FIBRILLATION AND
                                                         VENTRICULAR TACHYCARDIA

[Description: Graphic of two views of the heart with (i) showing four chambers of the heart, highlighting the SA node, the right atrium, the AV node, the right ventricle, the left atrium and left ventricle and (ii) highlighting the areas of the heart where atrial fibrillation and ventricular tachycardia occur.]

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

  Atrial Fibrillation

     Disease Characteristics. Atrial fibrillation is a condition in which the regular pumping function of the atria is replaced by a disorganized, ineffective quivering caused by chaotic conduction of electrical signals through the upper chambers of the heart. Atrial fibrillation is often associated with other forms of cardiovascular disease, including congestive heart failure, rheumatic heart disease, coronary artery disease, left ventricular hypertrophy, cardiomyopathy or hypertension. The progression of atrial fibrillation varies among individuals. Initial episodes of atrial fibrillation are generally symptomatic, intermittent (paroxysmal) episodes. Certain individuals suffer recurring episodes of atrial fibrillation that progress to a chronic state. Although not immediately life threatening, atrial fibrillation may cause up to a 30% reduction in cardiac output and a reduction in cerebral blood flow during the fibrillation episode, resulting in shortness of breath, fainting, fatigue and reduced exercise capacity. Ventricular rates can also rise dangerously high when the chaotic signals of the atria are conducted to these lower chambers of the heart. More seriously, since the atria provide minimal pumping function during atrial fibrillation, blood pools in the chambers, which can lead to the formation of blood clots. Blood clots in the left atrium can dislodge and travel to the brain resulting in stroke. Considered for years to be a benign disorder, atrial fibrillation is now recognized as placing affected patients at a significantly increased risk for stroke. The American Heart Association estimates that 75,000 strokes per year in the United States (approximately 25% of all strokes) are related to atrial fibrillation, with published reports of up to 70% of such patients dying or suffering significant neurologic deficit. The mortality rate of patients with atrial fibrillation associated stroke is high in relation to other causes of stroke, with a reported 23% of these patients dying within 30 days of the stroke, compared to only 8% of stroke patients who do not have atrial fibrillation. Moreover, based upon studies estimating the average lifetime cost for a stroke patient, the Company estimates an annual cost to the United States health care system for the estimated 75,000 strokes related to atrial fibrillation of in excess of $7.4 billion.

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

     These two common types of supraventricular tachycardias are readily treatable using standard radiofrequency catheter ablation techniques. Since its introduction in 1986, the success of radiofrequency catheter ablation has led to a rapid decrease in the existing untreated population of patients with WPW syndrome and AVNRT types of supraventricular tachycardia, antiarrhythmic drug therapy is also a prescribed treatment. Antiarrhythmic drugs do not successfully control the supraventricular tachycardia in many patients and often result in undesirable side effects. Given the low morbidity and mortality, and high success rate associated with radiofrequency catheter ablation, the Company believes that this curative procedure has become the treatment of choice for WPW syndrome and AVNRT.

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

     Demonstrate clinical efficacy and safety of the Company's mapping and ablation systems leading to commercialization. The Company expects to market its systems in the United States and internationally. Successful clinical trials leading to regulatory approval are critical for market acceptance of the Company's systems. The Company has established scientifically rigorous clinical studies to assess the efficacy and safety of its Arrhythmia Mapping System for use in the left ventricle and right atrium, and its Ventricular Tachycardia Ablation System. In addition, the Company has applied for regulatory approval relating to a clinical study for its Atrial Fibrillation Ablation System. The results of these trials will be used to seek FDA regulatory approval to market its mapping and ablation systems in the United States. The Company also intends to seek regulatory approval to market these products internationally. See
"-- Clinical Trials."

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

     Protect and enhance proprietary position. The Company currently holds issued and allowed patents and has pending patents covering a number of fundamental aspects of the Company's Ventricular Tachycardia Ablation System, Arrhythmia Mapping Systems and Atrial Fibrillation Ablation System. The Company owns 36 United States issued patents and eight foreign issued patents. The Company owns an exclusive field-of-use license on one United States issued patent and licenses to 15 United States issued patents. In addition, the Company has 22 United States pending patent applications, of which three are licensed, and six have been allowed by the United States Patent and Trademark Office (including one assigned re-issue patent application). The Company has also filed 34 corresponding foreign patent applications that are currently pending in Europe, Japan, Australia and Canada, of which 10 have been published and are pending issuance. Three of the pending foreign patent applications are PCT applications, with Europe, Japan, Australia and Canada as designated countries for filing at the national phase. The Company intends to continue to pursue its patent filing strategy and to vigorously defend its intellectual property position against infringement.

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

             PRODUCTS                     DESCRIPTION                  STATUS(1)(2)
    ---------------------------   ---------------------------   ---------------------------
    VENTRICULAR TACHYCARDIA
      CATHETERS
    Mercator Left Ventricular     A high density mapping        IDE feasibility study
      Mapping Basket              catheter and associated       completed in May 1997. IDE
                                  catheter deployment guide     supplemental submission in
                                  used to assess electrical     July 1997 for PMA or 510(k)
                                  conduction throughout the     approval process.
                                  left ventricle.
    Local Sector Mapping Basket   Variation of the Mercator     IDE supplemental submission
                                  Left Ventricular Mapping      in July 1997 for PMA or
                                  Basket that focuses mapping   510(k) approval process.
                                  electrodes in a sector or
                                  region of the left
                                  ventricle.
    Chilli Cooled Ablation        An ablation catheter that     Approved IDE June 1995;
      Catheter                    includes lumens to cool the   currently in clinical trial
                                  catheter tip during radio     for PMA approval process.
                                  frequency energy delivery.
    ATRIAL FIBRILLATION
      CATHETERS
    Nexus Linear Lesion           An ablation catheter used     Feasibility study completed
      Catheter                    to make long lesions in the   for right atrium in April
                                  atria.                        1997. Planned IDE
                                                                supplemental submission in
                                                                September 1997 for PMA
                                                                approval process for atrial
                                                                flutter.
    Mercator Atrial Mapping       A high density mapping        Approved IDE for right
      Basket                      catheter used to assess       atrium in June 1996 for
                                  atrial arrhythmias.           510(k) clearance process.
    SUPRAVENTRICULAR
      TACHYCARDIA/DIAGNOSTIC
      CATHETERS
    Radii Mapping and Ablation    A family of deflectable       Available in international
      Catheters                   catheters for mapping and     markets.
                                  ablation of
                                  supraventricular
                                  tachycardia.
    Trio/Ensemble Diagnostic      A set of three, uniquely      510(k) submitted by Arrow
      Catheters                   small multielectrode          International, Inc.
                                  catheters and a               ("Arrow") and cleared in
                                  triple-lumen guide catheter   December 1995. Available in
                                  for use in diagnostic         the United States and
                                  electrophysiology             international markets.
                                  procedures.

             PRODUCTS                     DESCRIPTION                  STATUS(1)(2)
    ---------------------------   ---------------------------   ---------------------------
    HIGH RESOLUTION MAPPING
      EQUIPMENT
    Model 8100/8300 Arrhythmia    An integrated mapping         510(k) cleared in August
      Mapping System for basic    computer system that          1997. Available in the
      diagnostic                  analyzes and displays data    United States and certain
      electrophysiology studies   from single point catheters   international markets.
                                  to map electrical activity
                                  within the heart for basic
                                  diagnostic
                                  electrophysiology lab
                                  procedures.
    Model 8100/8300 Arrhythmia    An integrated mapping         IDE supplement submitted in
      Mapping System              computer system that          July 1997 for
                                  analyzes and displays data    approval-route clinical
                                  from high density mapping     study when used in the
                                  catheters; designed to be     ventricles. Approval-route
                                  used with Mercator Left       clinical study in progress
                                  Ventricular Mapping           when used in the right
                                  Baskets, Mercator Atrial      atrium.
                                  Mapping Baskets and Local
                                  Sector Mapping Baskets.
    ABLATION EQUIPMENT
    Model 8002 Radiofrequency     An integrated                 Approved with Nexus Linear
      Generator and Integrated    radiofrequency generator      Lesion Catheter in
      Fluid Pump                  energy source and fluid       September 1996.
                                  pump for cooled ablation
                                  applications.
    Model 8004 Radiofrequency     Adds to functionality and     Approved IDE with Chilli
      Generator and Integrated    ease of use of the Model      Ablation Cooled Catheter in
      Fluid Pump                  8002 for further pump         September 1995. Planned
                                  integration and for           software upgrade in the
                                  printing of ablation data.    first half of 1998 will
                                                                make the system compatible
                                                                for use with the Nexus
                                                                Linear Lesion catheter.

---------------
(1) The status column includes the Company's current estimates of the planned submission time periods of IDEs for certain of the Company's products. These estimates are forward-looking statements that involve risks and uncertainties. The actual submission times could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the Company's success in completing any remaining development of the products, the efficacy and safety of the products in laboratory testing and the other factors set forth elsewhere in this report.

(2) At the earliest, the Company does not anticipate filing a PMA application for any system for at least the next six months, and does not anticipate receiving a PMA for any such system until at least one to two years after such PMA application is accepted for filing, if at all. See " -- Government Regulation."

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

     - Model 8100/8300 Arrhythmia Mapping System

ATRIAL FIBRILLATION ABLATION SYSTEM

     - Nexus Linear Lesion Catheter

     - Models 8002 and 8004 Radiofrequency Generator and Integrated Fluid Pump

  Ventricular Tachycardia Catheters

     The Company's ventricular tachycardia catheters, which consists of the Chilli Cooled Ablation Catheter and Mercator Left Ventricular Mapping Basket, currently in clinical trials, and the Local Sector Mapping Basket, currently in the process of being approved for clinical trials, are designed to allow the physician to locate the source of the ventricular tachycardia and perform an ablation treatment that can reach wide and deep within the heart tissue to successfully treat the patient's ventricular tachycardia.

     Mercator Left Ventricular Mapping Basket. The Mercator Left Ventricular Mapping Basket is a high density 64-electrode, three dimensional basket for use in left ventricular diagnostic electrophysiology procedures. Based on the Company's proprietary high-density electrode mapping technology, this basket-shaped mapping catheter has eight highly flexible electrode-carrying arms that allow the basket to conform to the shape of the left ventricular chamber. This design enables mapping with electrodes in contact with the heart tissue. Various basket sizes have been designed for optimal fit in ventricular tachycardia patients. The Company believes that the Mercator Left Ventricular Mapping Basket will reduce procedure time and allow the mapping of a given ventricular tachycardia rhythm using a single cardiac cycle (a single heartbeat). Ventricular tachycardia can best be diagnosed while the patient is actually experiencing an episode of tachyarrhythmia, which must be carefully monitored by the physician. Current single point mapping techniques are often not appropriate because the patient cannot be left in the unstable heart rhythm for a sufficient length of time to determine the origins of the ventricular tachycardia. The Mercator Left Ventricular Mapping Basket is designed to allow rapid mapping of a large portion of the left ventricle. The Mercator Left Ventricular Mapping Basket captures, within a few seconds, a large amount of electrical conduction information that is useful in identifying appropriate sites for ablation. All ventricular mapping baskets are intended for single use due to the inability of the catheter's biocompatible, anti-coagulation coating to withstand resterilization.

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

     Local Sector Mapping Basket. The Company has developed the first generation Local Sector Mapping Basket, a variation of the Mercator Left Ventricular Mapping Basket. This device clusters the electrode-carrying arms together, providing a one-sided grouping of 40 electrodes. This product is designed to allow the electrophysiologist to focus the electrodes of the mapping basket in the specific region or sector of the left ventricle believed to be the locus of the patient's ventricular tachycardia. Focusing the electrodes in a limited area increases the amount and usefulness of the data collected for the specific target area. Use of the Local Sector Mapping Basket would allow the electrophysiologist to concentrate on the ventricular septal wall, the location of the heart where the vast majority of ventricular tachycardias occur. The Local Sector Mapping Basket is designed to be used with the Model 8100/8300 Arrhythmia Mapping System for diagnostic mapping of ventricular tachycardia. The Local Sector Mapping Basket is intended for single use due to the inability of the catheter's biocompatible, anticoagulation coating to withstand resterilization.

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

     Nexus Linear Lesion Catheter. Currently, the only curative treatment for atrial fibrillation is the surgical maze procedure in which the surgeon makes several incisions in the right and left atria creating scar tissue to electrically isolate portions of the atria. The Company designed the Nexus Linear Lesion Catheter to enable a minimally invasive ablation procedure to treat atrial fibrillation in the right atrium. A smaller version of the Nexus Catheter (Nexus 2), featuring an optimized electrode design and improved handling characteristics has been designed. The new catheter will be evaluated for the treatment of atrial flutter in the right atrium, followed by studies of its use in treating atrial fibrillation, primarily in the left atrium. The Company believes that the Nexus Linear Lesion Catheter, through the use of a conductive fluid medium for radiofrequency energy delivery, will produce a homogenous lesion that will create a continuous line of block through the tissue, creating lesions similar to those created with the surgical maze procedure. The unique design of the Nexus Linear Lesion Catheter mounts several electrodes together and provides a highly adjustable deployment system. This novel deployment technique provides specific directional tissue contact for the conformable electrode and a self-stabilizing support structure. A non-metallic electrode allows the Nexus Linear Lesion Catheter to conform to irregular surfaces in the endocardium and efficiently deliver radiofrequency energy for ablating heart tissue. The Company believes that these features will substantially reduce ablation procedure time compared to other current catheter based treatments. As a result of the non-metallic electrode design, the Nexus Linear Lesion Catheter will be a single-use catheter.

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

     Mercator Atrial Mapping Basket. The Mercator Atrial Mapping Basket is a high density, 64-electrode basket that the Company believes will be useful in atrial electrophysiology studies. This mapping catheter is based on the same technology as the Mercator Left Ventricular Mapping Basket and has similar design characteristics. The use of the Company's proprietary technology for constructing high density electrode arms was leveraged in this design, and the arm shapes were designed specifically with consideration for the anatomy of human atria. A range of basket sizes has been developed to account for variations in size and shape of human atria. Initially the Company has focused its product development efforts on a mapping basket for the right atrium. The Company believes that a mapping system for the atria will be important in reducing the procedure time and assessing the effectiveness of ablation procedures for treating the patient's atrial fibrillation. The Mercator Atrial Mapping Basket is intended for single use due to the inability of the catheter's biocompatible, anticoagulation coating to withstand resterilization.

     The Mercator Atrial Mapping Basket is combined with the Company's Model 8100/8300 Arrhythmia Mapping System to form the Company's Arrhythmia Mapping System for diagnostic mapping of complex atrial tachyarrhythmias including atrial fibrillation. This system captures the conduction activity in the atrium and displays the information allowing the physician to evaluate and manipulate the data to determine the source of atrial fibrillation. The Company believes that the mapping catheter will also be compatible with existing computerized electrophysiology signal display systems after appropriate interface connections have been implemented.

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

     Radii Mapping and Ablation Catheters. The Company's Radii family of supraventricular tachycardia mapping and ablation catheters is similar to catheters widely used in conjunction with ablation procedures. Each catheter has a deflectable, steerable shaft that can be used with single-point mapping techniques to locate potential arrhythmia sites prior to application of radiofrequency energy to ablate the tissue. Unlike ventricular tachycardia, single-point mapping techniques are appropriate for supraventricular tachycardia because the arrhythmia can be induced and maintained in the patient for a sufficient length of time to identify the origins of the supraventricular tachycardia without threatening the patient's life. The radius of the deflectable curve may be adjusted by the clinician. This feature allows small catheter tip movements and slight curve changes that are necessary to reach different anatomical sites. Some Radii models contain a temperature sensor embedded into the ablation electrode to provide additional information about the performance of the radiofrequency energy delivery. The Company believes that the Radii is compatible with competing models of radiofrequency generators for use in supraventricular tachycardia ablation procedures. The Radii supraventricular tachycardia mapping and ablation catheters are distributed internationally by distributors. Commercialization of the Radii family of catheters in the United States would require full PMA regulatory approval and the related devotion of substantial financial and management resources. As a result, the Company currently does not intend to sell these products domestically. The Radii supraventricular tachycardia mapping and ablation catheters have list prices ranging from $600 to $800, depending upon model and distribution territory.

  High Resolution Mapping Equipment

     Electrophysiologists use dedicated signal amplifier systems to diagnose information gathered during an electrophysiology study. Typical systems amplify the signals recorded from the heart, convert these signals into digital information and permanently store the digital information. A printer provides paper display of signals for analysis by the electrophysiologist and medical records storage. Currently, some electrophysiologists still rely on older analog amplifier systems that merely display signals on a monitor and print them on a paper strip chart recorder for medical records storage. These systems force the electrophysiologist to perform a tedious process of manual measurement of the signals printed on paper. More modern systems, while utilizing computerized technology, are limited in their ability to support high resolution mapping devices such as the Company's Mercator Left Ventricular Mapping Basket.

     The Model 8100/8300 Arrhythmia Mapping System records, amplifies and displays the unique electrical activity recorded from catheter electrodes that have been passed into the heart. The Arrhythmia Mapping System has been designed to function as a signal amplifier system to be used in basic diagnostic electrophysiology studies with single point catheters. The system also supports complex mapping catheters by offering software that intuitively displays information abstracted from the timing information in the electrical signals using a type of color display known as an isochronal map. The isochronal maps represent those parts of the heart's left ventricle that contract at the same time by using the same color. With this technique, color indicates when parts of the heart contract relative to each other. Colors provide rapid visual indication of a segment of the heart that could be a source of the tachycardia.

     The Company's Model 8100/8300 Arrhythmia Mapping System (the "Model 8100/8300") received 510(k) clearance from the FDA in August 1997 for basic diagnostic electrophysiology studies. The Company has begun marketing such system commercially in the United States. However, there can be no assurance that such system will gain any significant degree of market acceptance among physicians, patients and health care payors. The Company believes that physicians' acceptance of procedures performed using the Company's Model 8100/8300 will be essential for market acceptance of such system. Even though the clinical efficacy of such system has been established, electrophysiologists, cardiologists and other physicians may elect not to recommend the use of the Model 8100/8300 for any number of reasons. The Company believes that, as with any novel medical technology, there will be a significant learning process involved for physicians to become proficient. Broad use of such system will require training of electrophysiologists, and the time required to complete such training could adversely affect market acceptance. Failure of such product to achieve significant market acceptance would have a material adverse effect on the Company's business, financial condition and results of operations. Moreover, the Company has limited experience in manufacturing commercial volumes of its products. Even if the Model 8100/8300 achieves market acceptance, if the Company is unable to manufacture sufficient quantities of such product to satisfy customer demand, the Company's business, financial condition and results of operations would be materially adversely affected.

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

     The Company's Ventricular Tachycardia Ablation System, Arrhythmia Mapping Systems and Atrial Fibrillation Ablation System will require additional development and clinical trials and regulatory approvals before they can be marketed in the United States and internationally. At the earliest, the Company does not anticipate filing a pre-market approval ("PMA") application for any system for at least six months, and does not anticipate receiving a PMA for any such system until at least one to two years after such PMA application is accepted for filing, if at all. The Company will not generate any significant revenue in the United States from the sale of such products, including the recently obtained clearance under Section 510(k) ("510(k)") of the Food Drug and Cosmetics Act of 1938, as amended (the "FDC Act") for the Model 8100/8300 Arrhythmia Mapping System for basic electrophysiology studies, until such time, if ever, as its Ventricular Tachycardia Ablation System, Arrhythmia Mapping Systems or Atrial Fibrillation Ablation System obtain clearance or approval from the United States Food and Drug Administration (the "FDA"). There can be no assurance that the Company's development efforts will be successful or that the Ventricular Tachycardia Ablation System, Arrhythmia Mapping Systems or Atrial Fibrillation Ablation System or any other product developed by the Company will be safe or effective, approved by appropriate regulatory and reimbursement authorities, capable of being manufactured in commercial quantities at acceptable costs or successfully marketed. Furthermore, because the Ventricular Tachycardia Ablation System, Arrhythmia Mapping Systems and Atrial Fibrillation Ablation System represent the Company's sole near-term product focus, the Company could be required to cease operations if these systems are not successfully commercialized.

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

CLINICAL TRIALS

     The Company is currently conducting a clinical trial of the Chilli Cooled Ablation Catheter and the Models 8002 and 8004 Radiofrequency Generator and Integrated Fluid Pump, the products that together form the Company's Ventricular Tachycardia Ablation System. In May 1997, the Company completed an IDE feasibility study of the Mercator Left Ventricular Mapping Basket and the Model 8100/8300 Arrhythmia Mapping System, the products that together form the Company's Arrhythmia Mapping System for diagnostic mapping of ventricular tachycardia and has filed an IDE supplemental submission in July 1997 for the Local

Sector Mapping Basket, a variation of the Mercator Left Ventricular Mapping Basket. The Company is currently conducting a clinical trial of the Mercator Atrial Mapping Basket and the Model 8100/8300 Arrhythmia Mapping System, the products that together form the Company's Arrhythmia Mapping System for diagnostic mapping of the right atrium. In April 1997, the Company completed a feasibility study of the Nexus Linear Lesion Catheter and Model 8002 Radiofrequency Generator and Integrated Fluid Pump, the products that together form the Company's Atrial Fibrillation Ablation System.

     Ventricular Tachycardia Ablation System. The Company initiated a clinical trial for the Ventricular Tachycardia Ablation System in the United States and Europe in November 1995 under an IDE approved by the FDA. The clinical trials are being conducted at a maximum of 15 clinical sites and will involve a maximum of 200 patients using the Ventricular Tachycardia Ablation System. Pursuant to the IDE, the FDA will evaluate the safety and efficacy of the Ventricular Tachycardia Ablation System. The primary endpoint of the clinical trial is clinical recurrence of ventricular tachycardia in patients randomized to receive ablation treatment versus patients in the control group receiving antiarrhythmic drugs. The required post-treatment follow-up prior to submission of a PMA will be 30 days for safety. However, the Company may be required to follow up with each patient up to 24 months after the PMA filing. The Company anticipates that this clinical trial will not be completed prior to early calendar 1998. At the conclusion of the clinical trial, the Company plans to file a PMA application for approval to market the Ventricular Tachycardia Ablation System and its component catheters and equipment in the United States.

     As of May 15, 1997, the FDA no longer required randomization, and all patients enrolled have been able to receive ablation initially. This modification to the protocol has resulted in more rapid enrollment into the clinical trial. As of August 18, 1997, 133 patients had been enrolled in the trial; 75 patients randomized to ablation, 26 patients nonrandomized to ablation, and 32 patients randomized to control of which 17 patients have subsequently received ablation therapy due to VT recurrence. In addition, 23 patients have received ablation therapy under a compassionate use protocol. An interim data analysis of acute and long-term success was performed as of May 31, 1997, comparing patients randomized to ablation to patients randomized to control. Acute success of ablation therapy, defined as eradication of all mappable VT at the end of the ablation procedure, was attained in 74% of patients. The incidence of major adverse events associated with the procedure has been approximately 9%.

     Arrhythmia Mapping System for Ventricular Tachycardia. In January 1996, the Company received FDA approval to conduct an IDE feasibility study to evaluate the safety of the Arrhythmia Mapping System for diagnostic mapping of ventricular tachycardia. The feasibility study was conducted at three clinical sites in the United States and Europe and involved a total of 13 patients. The purpose of the clinical trial was to evaluate and test the success of the deployment of the Mercator Left Ventricular Mapping Basket into the ventricle, the fit of the catheter and the system's ability to accurately map the electrical signals of the left ventricle. In addition, 14 patients were studied in Europe outside of the IDE in a similar protocol. There was no thrombus formation on any mapping basket used in the 27 studies. Of the 27 patients evaluated, one patient developed asymptomatic aortic regurgitation, one patient had a transient ischemic attack, and two patients developed pericardial effusions associated with the procedure. In July 1997, the Company submitted an IDE supplement to support commercialization of two types of baskets; the Mercator Left Ventricular Mapping basket, the full chamber "global" basket evaluated in the feasibility study, as well as a smaller, partial chamber high density local sector basket. This study will enable the use of both ventricular mapping baskets with the Ventricular Tachycardia Ablation System simultaneously. Ventricular mapping should enable the treatment of high rate ventricular tachycardia, which is more common than slow rate ventricular tachycardia which is the only type amenable to ablation therapy using current techniques. It is anticipated that this study will be continued in November, 1997, at 10 sites to enroll a total of 75 patients.

     Arrhythmia Mapping System for Atrial Fibrillation. In June 1996, the Company received IDE approval by the FDA to conduct a clinical trial of the Mercator Atrial Mapping Basket for the right atrium and Arrhythmia Mapping System for complex atrial tachyarrhythmias including atrial fibrillation. The clinical trial is being conducted at seven clinical sites in the United States and one in Europe. The purpose of this clinical trial is to demonstrate the equivalency of the Right Mercator Atrial Mapping Basket and the Arrhythmia Mapping System to commercially available mapping catheters. As of August 18, 1997, the

Mercator Atrial Mapping Basket was evaluated in 44 patients. There was no thrombus formation on any mapping basket used in the 44 studies. The Company anticipates submission of a 510(k) application for approval by the end of 1997.

     The Company has also tested the Mercator Atrial Mapping Basket outside of the U.S. IDE at two European sites. As of August 18, 1997, the Mercator Atrial Mapping Basket was safely deployed and fit properly in the right atrium in six European patients. In addition, the Mercator Atrial Mapping Basket for the left atrium was also tested in one of the patients. None of the patients in the U.S. and Europe had complications as a result of the Mercator Atrial Mapping Basket and Arrhythmia Mapping System.

     Atrial Fibrillation Ablation System. The Company received FDA approval of an IDE feasibility study to evaluate the safety of the Atrial Fibrillation Ablation System in August 1996. The purpose of the IDE feasibility study for the Atrial Fibrillation Ablation System was to assess the safety and performance in creating continuous linear lesions. The feasibility testing was completed with 10 patients undergoing testing.

     The Company also tested the Nexus Linear Lesion Catheter in two patients in Europe. As of August 18, 1997, the Nexus Linear Lesion Catheter was used in a total of 12 patients. The purpose of the clinical test was to verify that a linear lesion could be made in a location in the atrium anticipated to eliminate atrial fibrillation. In a majority of the patients undergoing ablation, linear lesions were created in the right atrium either with the Nexus Linear Lesion Catheter alone or with commercial ablation catheter supplementation. One patient developed a pericardial effusion attributed to perforation by a commercial diagnostic (nonablation) catheter. No other complications occurred.

     The Nexus Linear Lesion Catheter was modified to improve the ability to create linear lesions minimizing the need for commercial ablation catheter supplementation. The modifications include the addition of active deflection to facilitate tissue contact. It is anticipated that an IDE supplement will be submitted by October 1997 to support commercialization of the Nexus Linear Lesion Catheter in the right atrium to treat atrial flutter. Atrial flutter is an abnormal heart rhythm now commonly treated using catheter ablation, requiring the creation of a two to four centimeter linear lesion in the right atrium. The study is expected to begin in early calendar 1998 involving 100 patients at 12 investigative sites.

     The Company anticipates the submission of an IDE for use of the modified Nexus Linear Lesion Catheter in the left atrium for the treatment of atrial fibrillation in November 1997.

     The Ventricular Tachycardia Ablation System, Arrhythmia Mapping System for diagnostic mapping of ventricular tachycardia and Arrhythmia Mapping System for diagnostic mapping of the right atrium are in various stages of clinical testing. Clinical data obtained to date are insufficient to demonstrate the safety and efficacy of these products under applicable FDA regulatory guidelines. There can be no assurance that any of the Company's products will prove to be safe and effective in clinical trials under applicable United States or international regulatory guidelines or that additional modifications to the Company's products will not be necessary. In addition, the clinical trials may identify significant technical or other obstacles to be overcome prior to obtaining necessary regulatory or reimbursement approvals. In addition, the ablation catheter and ablation equipment that together form the Company's Atrial Fibrillation Ablation System are still under development. There can be no assurance that the Company will be successful in completing development of the atrial fibrillation product and submitting the appropriate IDEs or that the FDA will permit the Company to undertake clinical trials of the atrial fibrillation product. If the Ventricular Tachycardia Ablation System, Arrhythmia Mapping Systems and Atrial Fibrillation Ablation System and their component catheters and equipment do not prove to be safe and effective in clinical trials or if the Company is otherwise unable to commercialize these products successfully, the Company's business, financial condition and results of operations will be materially adversely affected. In addition, because ablation treatment of these cardiac arrhythmias is a relatively new and to date untested treatment, the long-term effects of radiofrequency ablation on patients are unknown. As a result, the long-term success of ablation therapy in treating ventricular tachycardia and atrial fibrillation will not be known for several years.

MARKETING AND DISTRIBUTION

     The Company markets its Trio/Ensemble diagnostic catheters and Radii supraventricular tachycardia mapping and ablation catheters internationally through established distributors of specialty cardiovascular products. The Company's agreement with Arrow provides distribution rights for the Trio/Ensemble diagnostic catheters throughout the world except for the territories of Japan and southern Europe. For distribution of the Company's Radii supraventricular tachycardia mapping and ablation catheters, the Company has agreements with distributors in Canada, Europe, Japan and the Pacific Rim. Sales to Japan Lifeline Company, Ltd. ("Japan Lifeline"), the Company's distributor in Japan, Arrow, and Sorin, S.p.A. ("Sorin"), the Company's distributor in southern Europe, accounted for 66%, 17% and 13%, respectively, of the Company's net sales in fiscal 1997. Sales to Japan Lifeline, Arrow, and Sorin accounted for 54%, 33% and 13%, respectively, of the Company's net sales in fiscal 1996 and 15%, 0% and 57%, respectively, in fiscal 1995. International sales accounted for 82%, 67% and 100% of the Company's net sales in fiscal 1997, 1996 and 1995, respectively.

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

     The Company currently has only a limited sales and marketing organization. The Company's Vice President, International and Technical Marketing manages distributor relationships throughout the world. The Company recently obtained 510(k) clearance for the Model 8100/8300 Arrhythmia Mapping System for basic electrophysiology studies. The Company is currently in the process of hiring one U.S. sales representative and one field application engineer to market and sell this equipment in the United States. In addition the Company intends to leverage its existing field clinical engineers' and specialists' technical expertise to support the Arrhythmia Mapping System revenue related installations. There can be no assurance that electrophysiologists will accept the Arrhythmia Mapping System on a commercial basis. Failure of such system to gain market acceptance would have a material adverse effect upon the Company's business, financial condition and results of operations. If FDA clearances or approvals are received for the Company's ventricular tachycardia or atrial fibrillation products, the Company intends to market its products primarily through a direct sales force in the United States and indirect sales channels internationally. The Company believes that the concentrated nature of the market of practicing electrophysiologists in the United States will allow it to address this market with a small, targeted sales force. The Company believes that fewer than 200 of the leading electrophysiology centers account for approximately two-thirds of the electrophysiological procedures performed for ventricular tachycardia. The Company's existing distributors in Japan and southern Europe for the Trio/Ensemble diagnostic catheters and Radii supraventricular tachycardia mapping and ablation catheters have the right to elect to become the exclusive distributors of the ventricular tachycardia and atrial fibrillation products in their respective territories.

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

     The Company currently sells its Radii supraventricular tachycardia mapping and ablation catheters, Trio/Ensemble diagnostic catheters and Arrhythmia Mapping Systems through distributors in certain international markets. All sales of the Company's products to date have been denominated in U.S. dollars. In addition, the Company plans to market its ventricular tachycardia and atrial fibrillation products in international markets, subject to receipt of required regulatory approvals. Changes in overseas economic conditions, currency exchange rates, foreign tax laws, or tariffs or other trade regulations could have a material adverse effect on the Company's ability to market its products internationally and therefore on its business, financial condition and results of operations.

STRATEGIC RELATIONSHIPS

     The Company intends to pursue strategic relationships with corporations and research institutions with respect to the research, development, international regulatory approval, manufacturing and marketing of certain of its products. In March 1995, the Company formed a strategic relationship with Arrow, a manufacturer of medical products for critical care medicine, interventional cardiology and radiology. The relationship included Arrow's equity investment of $9.1 million in the Company. The Company and Arrow entered into agreements pursuant to which the Company granted to Arrow certain manufacturing and distribution rights to the Trio/Ensemble diagnostic catheters and Radii supraventricular tachycardia mapping and ablation catheters. Subsequently, the Company and Arrow terminated the manufacturing and distribution agreement related to the Radii product. Although the Company intends to pursue additional strategic relationships in the future, there can be no assurance that the Company will be successful in establishing or maintaining any such relationships or that any such relationship will be successful. See "-- Marketing and Distribution."

RESEARCH AND DEVELOPMENT

     Substantially all of the Company's research and development activities are performed internally by the Company's team of research scientists, engineers and technicians. The Company's research and development team is generally divided into three groups. The Systems and Software Group, consisting of 15 persons as of June 30, 1997, is responsible for all development activities related to the Company's ablation and mapping equipment. The Catheter Development Group, consisting of 16 persons at June 30, 1997, is responsible for all development activities related to ablation and mapping catheters. The Company's primary research and development programs involve completing development of the Atrial Fibrillation Ablation System and developing improvements to the Ventricular Tachycardia Mapping System, including new mapping and ablation catheter configurations and new versions of the mapping and ablation equipment and related software in order to increase the efficacy of the procedures, increase manufacturing reliability and reduce component and manufacturing costs.

     Research and development expenses for fiscal 1997, 1996 and 1995 were $11.8 million, $6.8 million and $5.7 million, respectively. The Company intends to continue to make significant investments in research and development.

MANUFACTURING

     The Company has a 14,000 square feet manufacturing facility consisting of approximately 9,000 square feet for catheter manufacturing, and systems assembly and testing, and approximately 5,000 square feet of manufacturing support area at its facilities in Sunnyvale, California. The Company currently manufactures its catheters and systems in limited quantities for laboratory testing, United States clinical trials, international clinical trials and, in the case of its Radii supraventricular tachycardia mapping and ablation catheters, Trio/Ensemble diagnostic catheters and Arrhythmia Mapping Systems, limited commercial sales. The manufacture of catheters is a complex operation involving a number of separate processes and components. Each catheter is assembled and individually tested by the Company prior to sterilization in accordance with FDA requirements. The manufacturing process for the mapping and ablation equipment consists primarily of assembly of purchased components and testing operations.

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

     Components and raw materials are purchased from various qualified suppliers and subjected to stringent quality specifications. The Company conducts quality audits of suppliers and is establishing a vendor certification program. A number of the components are provided by sole source suppliers. For certain of these components, there are relatively few alternative sources of supply, and establishing additional or replacement vendors for such components could not be accomplished quickly. The Company plans to qualify additional suppliers if and as future production volumes increase. Because of the long lead time for some components that are currently available from a single source, a vendor's inability to supply such components in a timely manner could have a material adverse effect on the Company's ability to manufacture the mapping basket, mapping equipment and ablation equipment and therefore on its business, financial condition and ability to market its products as currently contemplated.

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

     The Company's manufacturing facilities are subject to periodic inspection by regulatory authorities, and its operations must undergo Quality System (the successor to current Good Manufacturing Practice regulations) compliance inspections conducted by the FDA. To date, the Company's facilities and manufacturing processes have not undergone any such inspections. The Company will be required to comply with Quality System requirements in order to produce products for sale in the United States and with ISO 9001/EN46001 standards in order to produce products for sale in Europe. The Company has been recommended for ISO 9001/EN46001 certification by its European Notified Body and anticipates final certification by the end of September 1997. Any failure of the Company to comply with Quality System or ISO 9001/EN46001 standards may result in the Company being required to take corrective actions, such as modification of its policies and procedures. The State of California also requires that the Company obtain a license to manufacture medical devices. The Company has applied for a device manufacturing license from the California Department of Health Services ("CDHS"), however, the Company has not yet received an inspection by the CDHS which is required before a license can be issued. If the Company is unable to maintain such a license, it would be unable to manufacture or ship any product, which inability would have a material adverse effect on the Company's business, financial condition and results of operations.

PATENTS AND PROPRIETARY RIGHTS

     The Company's success will depend in part on its ability to obtain patent and copyright protection for its products and processes, to preserve its trade secrets and to operate without infringing or violating the proprietary rights of third parties. The Company's strategy is to actively pursue patent protection in the United States and foreign jurisdictions for technology that it believes to be proprietary and that offers a potential competitive advantage for its products. The Company holds issued and allowed Patents covering a number of fundamental aspects of the Company's Ventricular Tachycardia Ablation System, Arrhythmia Mapping Systems and Atrial Fibrillation Ablation System. The Company owns 36 United States issued patents and eight foreign issued patents. The Company owns an exclusive field-of-use license on one United States issued patent and licenses to 15 United States issued patents. In addition, the Company has 22 United States pending patent applications, of which three are licensed, and six have been allowed by the United States Patent and Trademark Office (the "USTPO") (including one assigned re-issue patent application). The Company has also filed 34 corresponding foreign patent applications that are currently pending in Europe, Japan, Australia and Canada, of which 10 have been published and are pending issuance. Three of the pending foreign patent applications are PCT applications, with Europe, Japan, Australia and Canada as designated countries for filing at the national phase. The Company's patents and patent applications relate to a number of aspects of the Company's technology, including the technology related to the Company's basket approach to diagnostic mapping, the integration of mapping and ablation in a single device, the cooled ablation catheters, bend location and radius adjustment in the ablation catheters and the multipart introducer. The Company intends to file additional patent applications to seek protection for other proprietary aspects of its technology in the future. The patent positions of medical device companies, including those of the Company, are uncertain and involve complex and evolving legal and factual questions. The coverage sought in a patent application either can be denied or significantly reduced before or after the patent is issued. Consequently, there can be no assurance that any patents from pending patent applications or from any future patent application will be issued, that the scope of any patent protection will exclude competitors or provide competitive advantages to the Company, that any of the Company's patents will be held valid if subsequently challenged or that others will not claim rights in or ownership of the patents and other proprietary rights held by the Company. Since patent applications are secret until patents are issued in the United States or corresponding applications are published in international countries, and since publication of discoveries in the scientific or patent literature often lags behind actual discoveries, the Company cannot be certain that it was the first to make the inventions covered by each of its pending patent applications or that it was the first to file patent applications for such inventions. In addition, there can be no assurance that competitors, many of which have substantial resources and have made substantial investments in competing technologies, will not seek to apply for and obtain patents that will prevent, limit or interfere with the Company's ability to make, use or sell its products either in the United States or in international markets. Further, the laws of certain foreign countries do not protect the Company's intellectual property rights to the same extent as do the laws of the United States. Litigation or regulatory proceedings, which could result in substantial cost and uncertainty to the Company may also be necessary to enforce patent or other intellectual property rights of the Company or to determine the scope and validity of other parties' proprietary rights. There can be no assurance that the Company will have the financial resources to defend its patents from infringement or claims of invalidity.

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

     The medical device industry has been characterized by extensive litigation regarding patents and other intellectual property rights, and companies in the medical device industry have employed intellectual property litigation to gain a competitive advantage. There can be no assurance that the Company will not become subject to patent infringement claims or litigation in a court of law, or interference proceedings declared by the USPTO to determine the priority of inventions or an opposition to a patent grant in a foreign jurisdiction. The defense and prosecution of intellectual property suits, USPTO interference or opposition proceedings and related legal and administrative proceedings are both costly and time-consuming. Any litigation, opposition or interference proceedings will result in substantial expense to the Company and significant diversion of effort by the Company's technical and management personnel. An adverse determination in litigation or interference proceedings to which the Company may become a party could subject the Company to significant liabilities to third parties, require disputed rights to be licensed from third parties or require the Company to cease using such technology. Although patent and intellectual property disputes in the medical device area have often been settled through licensing or similar arrangements, costs associated with such arrangements may be substantial and could include ongoing royalties. Furthermore, there can be no assurance that necessary licenses from others would be available to the Company on satisfactory terms, if at all. Adverse determinations in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent the Company from manufacturing and selling its products, which would have a material adverse effect on the Company's business, financial condition and results of operations. The Company is aware of certain patents owned or licensed by others and relating to cardiac catheters and cardiac monitoring. Certain enhancements of the Company's products are still in the design and pre-clinical testing phase. Depending on the ultimate design specifications and results of pre-clinical testing of these enhancements there can be no assurance that the Company would be able to obtain a license to such patents or that a court would find that such patents are either not infringed by such enhancements or are invalid. Further, there can be no assurance that owners or licensees of these patents will not attempt to enforce their patent rights against the Company in a patent infringement suit or other legal proceeding, regardless of the likely outcome of such suit or proceeding.

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

     In the United States, medical devices are classified into one of three classes, Class I, II or III, on the basis of the controls deemed by the FDA to be necessary to reasonably ensure their safety and effectiveness. Class I devices are subject to general controls (e.g., labeling, premarket notification and adherence to current Good Manufacturing Practice regulations). Class II devices are subject to general controls and to special controls (e.g., performance standards, postmarket surveillance, patient registries, and FDA guidelines). Generally, Class III devices (e.g., life-sustaining, life-supporting and implantable devices, or new devices which have not been found substantially equivalent to legally marketed devices), are those that require clinical testing to assure safety and effectiveness and FDA approval prior to marketing and distribution.

     Before a new device can be introduced into the market, the manufacturer must generally obtain marketing clearance through a premarket notification under
Section 510(k) of the FDC Act or an approval of a PMA application under Section 515 of the FDC Act. A 510(k) clearance typically will be granted if the submitted information establishes that the proposed device is "substantially equivalent" to a legally marketed Class I or II medical device or to a Class III medical device for which the FDA has not called for a PMA (i.e., a predicate device). A 510(k) notification must contain information to support a claim of substantial equivalence, which may include laboratory test results or the results of clinical studies of the device in humans. Commercial distribution of a device for which a 510(k) clearance is required can only begin after the FDA issues an order finding the device to be "substantially equivalent" to a predicate device. The FDA recently has been requiring a more rigorous demonstration of substantial equivalence than in the past and is more likely to require the submission of human clinical trial data. Based upon industry and FDA publications, the Company believes that it generally takes from four to twelve months from the date of submission to obtain a 510(k) clearance, but it may take longer. The FDA may determine that a proposed device is not substantially equivalent to a legally marketed device, or that additional information is needed before a substantial equivalence determination can be made. A "not substantially equivalent" determination, or a request for additional information, could delay the market introduction of new products that fall into this category.

     For any devices that are cleared through the 510(k) process, modifications or enhancements that could significantly affect safety or effectiveness, or constitute a major change in the intended use of the device, will require new 510(k) submissions. The FDA granted 510(k) clearance to Arrow in December 1995 for Trio/Ensemble diagnostic Catheters and Arrow distributes the product in the United States and internationally. In addition the FDA granted 510(k) clearance to the Company in August 1997 for the Model 8100/8300 Arrhythmia Mapping System for basic diagnostic electrophysiology studies.

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

     The Company initiated a clinical trial for the Ventricular Tachycardia Ablation System in the United States and Europe in November 1995 under an IDE approved by the FDA. Although the Company is currently conducting clinical trials with the device, there can be no assurance that such trials will be completed, or if completed, that such trials will provide sufficient safety and effectiveness data and information to support a PMA application and to obtain FDA marketing approval. The Company initiated a clinical trial for the Arrhythmia Mapping System for diagnostic mapping of the right atrium in June 1996 under an IDE approved by the FDA. Although the Company is currently conducting clinical trials with the device, there can be no assurance that such trials will be completed, or if completed, that such trials will provide sufficient safety and effectiveness data and information to support 510(k) marketing approval. In January 1996, the Company received FDA approval to conduct an IDE feasibility study to evaluate the safety of the Arrhythmia Mapping System for diagnostic mapping of ventricular tachycardia which has been completed. In June 1996, the Company received an IDE supplement approval to the feasibility study relating to a slight modification to the deployment system of the Arrhythmia Mapping System for ventricular tachycardia in response to a complication noted in the evaluation of a patient enrolled in the feasibility study. The IDE feasibility study for the diagnostic mapping of ventricular tachycardia was completed in May 1997. See "-- Clinical Trials -- Arrhythmia Mapping System for Ventricular Tachycardia." An IDE feasibility study is a limited investigation that is intended to provide data on the device's form, function and feasibility for diagnosis or therapeutic use. IDE applications for feasibility studies vary in scope, but typically will include one investigator at one site with a limited number of subjects, usually consisting of ten or less. Data from the IDE feasibility study will not be considered by the FDA as pivotal evidence of safety and effectiveness, but rather as a basis to finalize and confirm the device's design and determine its potential for further development. There can be no assurance that any IDE feasibility study that the Company proposes will be approved by the FDA, will be completed or, if completed, will provide sufficient data and information to support additional clinical investigations of the type necessary to obtain FDA marketing clearance or approval. There can be no assurance that the Company will be able to obtain necessary regulatory approvals on a timely basis or at all, and delays in receipt of or failure to receive such approvals, the loss of previously received approvals, or failure to comply with existing or future regulatory requirements would have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company's current estimates of planned submission time periods of IDEs for certain of the Company's products are set out above in "Products and Systems" and involve risks and uncertainties. The actual submission times could differ materially from those anticipated as a result of certain factors, including the Company's success in completing any remaining development of the products, the efficacy and safety of the products in laboratory testing and the other factors set forth elsewhere in this report. The PMA application must contain the results of clinical trials, the results of all relevant bench tests, laboratory and animal studies, a complete description of the device and its components, and a detailed description of the methods, facilities and controls used to manufacture the device. In addition, the submission must include the proposed labeling, advertising literature and training methods (if required). Upon receipt of a PMA application, the FDA makes a threshold determination as to whether the application is sufficiently complete to permit a substantive review. If the FDA determines that the PMA application is sufficiently complete to permit a substantive review, the FDA will accept the application for filing. Once the submission is accepted for filing, the FDA begins an in-depth review of the PMA application. Although under the FDC Act, the FDA is required to complete its review of a PMA within 180 days, the agency may take a significantly longer period of time to complete its review. Based upon industry and FDA publications, the Company believes that an FDA review of a PMA application generally takes one to three years from the date the PMA application is accepted for filing, but may take significantly longer. The review time can be significantly extended by the FDA asking for more information or clarification of information already provided in the submission. During the review period, an advisory committee, typically a panel of clinicians, will likely be convened to review and evaluate the application and provide recommendations to the FDA as to whether the device should be approved. The FDA is not bound by the recommendations of the advisory panel. Toward the end of the PMA application review process, the FDA generally will conduct an inspection of the manufacturer's facilities to ensure that the facilities are in compliance with applicable Quality System requirements.

     If the FDA's evaluations of both the PMA application and the manufacturing facilities are favorable, the FDA typically issues an "approvable letter," which usually contains a number of conditions that must be met in order to secure final approval of the PMA application. When and if those conditions have been fulfilled to the satisfaction of the FDA, the agency will issue a PMA, authorizing commercial distribution of the device for certain indications. If the FDA evaluation of the PMA application or manufacturing facilities is not favorable, the FDA will deny approval of the PMA application or issue a "not approvable" letter. The FDA may also determine that additional clinical trials are necessary, in which case the PMA may be delayed for several years while additional clinical trials are conducted and submitted in an amendment to the PMA application. The PMA process can be expensive, uncertain and lengthy. A number of devices for which FDA approval has been sought by other companies have never been approved for marketing.

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

     Any devices manufactured or distributed by the Company pursuant to FDA clearance or approvals are subject to pervasive and continuing regulation by FDA and certain state agencies, including record keeping requirements and reporting of adverse experiences with the use of the device. Labeling and promotional activities are subject to scrutiny by FDA and, in certain circumstances, by the Federal Trade Commission. Current FDA enforcement policy prohibits the marketing of approved medical devices for unapproved uses.

     Manufacturers of medical devices intended for distribution in the United States are required to adhere to applicable regulations setting forth detailed Quality System requirements, which include testing, control and documentation requirements to register their establishments with the FDA; and to submit device listing information regarding the devices marketed in the United States. Manufacturers must also comply with Medical Device Reporting ("MDR") requirements that a firm report to FDA any incident in which its product may have caused or contributed to a death or serious injury, or in which its product malfunctioned and, if the malfunction were to recur, it would be likely to cause or contribute to a death or serious injury.

     The Company has applied for a device manufacturing license from the CDHS; however, the Company has not yet received an inspection by the state agency, which is required before a license can be issued. The Company is subject to routine inspection by FDA and the CDHS for compliance with Quality System requirements, MDR requirements, and other applicable regulations. The Company has not yet been inspected by the FDA or the CDHS. FDA has implemented the Quality System regulations, including design control requirements, which will likely increase the cost of compliance with Quality System requirements. Changes in existing requirements or adoption of new requirements could have a material adverse effect on the Company's business, financial condition, and results of operation. There can be no assurance that the Company will not incur significant costs to comply with laws and regulations in the future or that laws and regulations will not have a material adverse effect upon the Company's business, financial condition or results of operation.

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

     In summary, the process of obtaining a PMA and other required regulatory approvals can be expensive, uncertain, and lengthy, and there can be no assurance that the Company will ever obtain such approvals. At the earliest, the Company does not anticipate filing a PMA application for any system for at least six months, and does not anticipate receiving a PMA for any such system until at least one to two years after such PMA application is accepted for filing, if at all. There can be no assurance that the FDA will act favorably or quickly on any of the Company's submissions to the FDA. Significant difficulties and costs may be encountered by the Company in its efforts to obtain FDA clearance that could delay or preclude the Company from selling its products in the United States. Furthermore, there can be no assurance that the FDA will not request additional data or require that the Company conduct further clinical studies, causing the Company to incur substantial cost and delay. In addition, there can be no assurance that the FDA will not impose strict labeling requirements, onerous operator training requirements or other requirements as a condition of its PMA approval, any of which could limit the Company's ability to market its systems. FDA enforcement policy strictly prohibits the marketing of FDA cleared or approved medical devices for unapproved uses. Further, if a company wishes to modify a product after FDA approval of a PMA, including changes in indications or other modifications that could affect safety or efficacy, additional clearances or approvals will be required from the FDA. Failure to receive or delays in receipt of FDA clearances or approvals, including the need for additional clinical trials or data as a prerequisite to clearance or approval, or any FDA conditions that limit the ability of the Company to market its systems, could have a material adverse effect on the Company's business, financial condition and results of operations.

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

     The time required to obtain approval for sale in foreign countries may be longer or shorter than that required for FDA approval, and the requirements may differ. Export sales of investigational devices that are subject to PMA or IDE requirements and have not received FDA marketing approval generally may be subject to FDA export permit requirements depending upon, among other things, the purpose of the export (investigational or commercial), the country to which the device is intended for export, and whether the device has valid marketing authorization in a country listed in the FDA Export Reform & Enforcement Act of 1996. In order to obtain such a permit, the Company must provide the FDA with documentation from the medical device regulatory authority of the country in which the study is to be conducted or the purchaser is located, stating that the device has the approval of the country. In addition, the FDA must find that the exportation of the device is not contrary to the public health and safety of the country in order for the Company to obtain the permit. The Company is in the process of obtaining the necessary approvals or initiating clinical trials in the United Kingdom, Germany, France, Canada, Australia, and Asia.

     The European Union has promulgated rules which require that medical products receive by June 12, 1998 the right to affix the CE Mark, an international symbol of adherence to quality assurance standards and compliance with applicable European medical device directives, Quality Systems certification is one of the CE Mark requirements. The Company has been recommended for ISO 9001/EN46001 certification of its manufacturing facility in Sunnyvale, California by its European Notified Body. Final certification is expected by the end of September 1997. While the Company intends to satisfy the requisite policies and procedures that will permit it to receive the CE Mark Certification, there can be no assurance that the Company will be successful in meeting the European certification requirements and failure to receive the right to affix the CE mark will prohibit the Company from selling its products in member countries of the European Union. See "-- Manufacturing."

THIRD-PARTY REIMBURSEMENT AND UNCERTAINTY RELATED TO HEALTH CARE REFORM

     In the United States, health care providers, including hospitals and physicians, that purchase medical products for treatment of their patients, generally rely on third-party payors, principally federal Medicare, state Medicaid and private health insurance plans, to reimburse all or a part of the costs and fees associated with the procedures performed using these products. The Company's success will be dependent upon, among other things, the ability of health care providers to obtain satisfactory reimbursement from third-party payors for medical procedures in which the Company's products are used. Third-party payors may deny reimbursement if they determine that a prescribed device has not received appropriate regulatory clearances or approvals, is not used in accordance with cost-effective treatment methods as determined by the payor, or is experimental, unnecessary or inappropriate. If FDA clearance or approval is received, third-party reimbursement would also depend upon decisions by HCFA for Medicare, as well as by individual health maintenance organizations, private insurers and other payors. Government agencies, private insurers and other payors determine whether to provide coverage for a particular procedure and reimburse health care providers for medical treatment at a fixed rate based on the diagnosis-related group ("DRG") established by the United States HCFA. The fixed rate of reimbursement is based on the procedure performed, and is unrelated to the specific type of number of devices used in a procedure. If a procedure is not covered by a DRG, payors may deny reimbursement. The Company intends to obtain an appropriate Medicare DRG assignment by HCFA for procedures performed using its devices. As part of this process, during clinical trials the Company will collect economic data regarding resources expended in performing procedures with the devices. The Company will use these data to document differences in resource use between procedures performed with the Company's devices and procedures currently categorized under existing DRGS. The Company intends to meet with HCFA policy staff to request and support development of appropriate hospital payment policies for the procedures performed using the Company's devices. In addition, the Company may also collect resource use data regarding physician services to support establishment of appropriate fee schedules by third-party payors. The Company believes these efforts will also support reimbursement among private payors.

     In addition, Medicare traditionally has considered items or services involving devices that have not been approved or cleared for marketing by FDA to be precluded from Medicare coverage. However, under a new policy which has been in effect since November 1, 1995, Medicare coverage will not be precluded for items and related services involving devices that have been classified by FDA as "non-experimental/investigational" (Category B) devices and that are furnished in accordance with the FDA-approved IDE governing clinical trials. Even with items or services involving Category B devices, however, Medicare coverage may be denied if any other coverage requirements are not met, for example if the treatment is not medically needed for the specific patient. In June 1995, the FDA assigned the IDE covering the clinical trial for the Ventricular Tachycardia Ablation System to Category B and in January 1996, assigned the IDE covering the clinical trial for the Arrhythmia Mapping System for ventricular tachycardia to Category B and in June 1996 assigned the IDE covering the clinical trial for the Arrhythmia Mapping System for atrial fibrillation to Category B. Furthermore, in September 1996, the FDA assigned the IDE for the Atrial Fibrillation Ablation System to Category B. There can be no assurance that the Company's systems will be covered when they are used in clinical trials and, if covered, whether the payment amounts for their use will be considered to be adequate by hospitals and physicians. If the devices are not covered or the payments are considered to be inadequate, the Company may need to bear additional costs to sponsor such trials, and such costs could have a material adverse effect on the Company's business, financial condition and results of operation.

     Capital costs for medical equipment purchased by hospitals are currently reimbursed separately from DRG payments. Recent federal legislation reduced capital cost reimbursements under the Medicare capital cost pass-through system. Such legislation required that the aggregate amount of reimbursements in fiscal years 1992 through 1995 be reduced by approximately 10% per year. Such reductions have had an adverse impact on reimbursements to hospitals for the capital cost of equipment such as the system components of the Company's products. There can be no assurance that similar legislation will not be enacted in the future and, if enacted, that such legislation would not have a material adverse effect on the Company's business, financial condition and results of operations.

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

EMPLOYEES

     As of June 30, 1997, the Company had 112 employees, 40 of whom were engaged directly in research, development, regulatory and clinical activities, 57 in manufacturing and quality assurance activities and 15 in marketing, sales, and administrative activities. No employee of the Company is covered by collective bargaining agreements, and the Company believes that its relationship with its employees is good.

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

ITEM 2. PROPERTIES

     The Company leases approximately 36,000 square feet in Sunnyvale, California, approximately 6,000 square feet of which was subleased to a third-party through March 1997. The facility is leased through October 1998, at which time the Company has an option to extend the lease for an additional five-year term. The Company believes that this facility will be adequate to meet its needs through fiscal 1998.

ITEM 3. LEGAL PROCEEDINGS

     The Company is not a party to any legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of the Company are as follows:

                NAME              AGE                            POSITION
    ----------------------------  ---     -------------------------------------------------------
    William N. Starling.........  44      President, Chief Executive Officer and Chairman of the
                                          Board of Directors
    Earle L. Canty..............  45      Vice President, Regulatory Affairs and Quality
                                          Assurance
    Debra S. Echt, M.D..........  46      Vice President and Chief Medical Officer
    David W. Gryska.............  41      Vice President, Finance and Chief Financial Officer
    Mark L. Pomeranz............  36      Executive Vice President, Product Development
    Richard E. Riley............  42      Vice President, Product Development
    Donald J. Santel............  37      Vice President, International Sales and Technical
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

     Debra S. Echt, M.D. has been Vice President and Chief Medical Officer of the Company since September 1996. From July 1990 to August 1996, Dr. Echt was Associate Professor of Medicine/Cardiology and Director of the Cardiac Arrhythmia Section at Vanderbilt University. She held a concurrent position as a member and consultant on the United States Food and Drug Administration's Circulatory System Devices Advisory Panel from June 1991 to July 1996.

     David W. Gryska has been Vice President, Finance and Chief Financial Officer of the Company since October 1993. From 1982 to September 1993, Mr. Gryska was with Ernst & Young, LLP, as a partner from 1989 to September 1993.

     Mark L. Pomeranz has been Executive Vice President, Product Development of the Company since January 1997. From May 1995 to January 1997, Mr. Pomeranz was Vice President, Advanced Product Development of the Company. From October 1991 to May 1995, Mr. Pomeranz was Director of Catheter Engineering of the Company. From 1989 to 1991, Mr. Pomeranz was a Project Manager at Cardiovascular Imaging Systems, Inc., a medical device company. From 1986 to 1989, Mr. Pomeranz held various senior engineering positions with MCM Laboratories, Baxter Healthcare Corp. and Mallinckrodt Interventional Products.

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

                                                                   HIGH       LOW
                                                                   ----       ---
            FISCAL YEAR ENDED JUNE 30, 1996
            Fourth Quarter (from June 12, 1996)..................  $21  3/4   $12 5/8

            FISCAL YEAR ENDED JUNE 30, 1997
            First Quarter........................................  $17  1/2   $10 1/8
            Second Quarter.......................................  $13  1/4   $10 1/4
            Third Quarter........................................  $15  1/2   $ 7 /16
            Fourth Quarter.......................................  $12  1/4   $ 5 1/2

     As of August 20, 1997, there were approximately 178 holders of record of the Common Stock.

     The Company has never declared or paid cash dividends on its capital stock. The Company currently expects to retain its future earnings for use in the operation and expansion of its business and does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     The data set forth below should be read in conjunction with the consolidated financial statements and related notes attached to this Report on Form 10-K as pages F-1 through F-19.

                                                               YEAR ENDED JUNE 30,
                                               ---------------------------------------------------
                                                 1997       1996       1995       1994      1993
                                               --------   --------   --------   --------   -------
                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Net sales....................................  $  2,409   $  1,684   $    115   $     --   $    --
Operating expenses:
  Manufacturing start-up and cost of goods
     sold....................................     2,508      2,408      2,520      1,432       202
  Research and development...................    11,756      6,819      5,666      5,103     2,494
  Selling, general and administrative........     3,147      1,981      1,745      1,152     1,021
                                               --------   --------   --------   --------   -------
          Total operating expenses...........    17,411     11,208      9,931      7,687     3,717
                                               --------   --------   --------   --------   -------
Loss from operations.........................   (15,002)    (9,524)    (9,816)    (7,687)   (3,717)
Other income (expense), net..................     2,136        155        156        257       232
                                               --------   --------   --------   --------   -------
Net loss.....................................  $(12,866)  $ (9,369)  $ (9,660)  $ (7,430)  $(3,485)
                                               ========   ========   ========   ========   =======
Net loss per share(1)........................  $  (1.37)
                                               ========
Shares used in computing net loss per
  share(1)...................................     9,379
                                               ========
Pro forma net loss per share(1)..............             $  (1.33)  $  (1.39)
                                                          ========   ========
Shares used in computing pro forma net loss
  per share(1)...............................                7,032      6,959
                                                          ========   ========

                                                                    JUNE 30,
                                               ---------------------------------------------------
                                                 1997     1996(2)      1995       1994      1993
                                               --------   --------   --------   --------   -------
                                                                 (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
Cash, cash equivalents and short-term
  investments................................  $ 41,567   $ 52,873   $ 11,652   $ 15,819   $ 5,475
Working capital..............................    39,511     52,028     10,632     14,861     5,099
Total assets.................................    46,655     57,188     15,139     17,777     6,212
Long-term liabilities, net of current
  portion....................................     9,077      8,877      5,978      5,050        --
Accumulated deficit..........................   (43,919)   (31,053)   (21,684)   (12,024)   (4,594)
Stockholders' equity.........................    33,992     46,051      7,440     11,483     5,826

---------------

(1) See Note 1 of Notes to Consolidated Financial Statements for an explanation of shares used in computing net loss per share and pro forma net loss per share.

(2) The selected consolidated balance sheet data as of June 30, 1996 reflect the Company's initial public offering completed in June 1996.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, that include, but are not limited to, the risks discussed in "Factors That May Impact Future Operations" as well as those discussed in the following "Overview" section. These forward looking statements include the statement in the first paragraph of "Overview" relating to expectations of operating losses, the statement in the second paragraph of "Overview" relating to anticipated filing and approval time periods for PMA applications and the commercialization of products that have received FDA manufacturing approval, the statements in the third paragraph of "Overview" related to the manufacturing, marketing and distribution of the Company's products, the statements in the last paragraph of "Net Sales," the statements in the last sentence of the first paragraph and the entire second paragraph of "Manufacturing Start-Up and Cost of Goods Sold," the statements in the last sentence of each of the "Research and Development" and "Selling, General and Administrative" paragraphs, the statements regarding future capital expenditures in the third paragraph of "Liquidity and Capital Resources" and the Company's forecast in the fourth paragraph of "Liquidity and Capital Resources" of the period of time through which its financial resources will be adequate to support its operations.

OVERVIEW

     The Company was founded in April 1991 and to date has engaged primarily in researching, developing, testing and obtaining regulatory clearances for its products. The Company has experienced significant operating losses since inception and, as of June 30, 1997, had an accumulated deficit of approximately $43.9 million. The Company has generated only limited revenues from sales of Radii supraventricular tachycardia mapping and ablation catheters, Trio/Ensemble diagnostic catheters, Mercator Mapping Baskets, Radiofrequency Generator Systems and Arrhythmia Mapping Systems. The Company expects its operating losses to continue through at least the end of calendar 1999 as it continues to expend substantial funds for clinical trials in support of regulatory approvals, expansion of research and development activities, establishment of commercial-scale manufacturing capabilities and expansion of sales and marketing activities.

     The Company believes that its Ventricular Tachycardia Ablation System, Arrhythmia Mapping Systems and Atrial Fibrillation Ablation System and their component catheters and equipment are currently the Company's only significant potential products. The Ventricular Tachycardia Ablation System and Arrhythmia Mapping System for diagnostic mapping of ventricular tachycardia are in the early stages of clinical testing, and clinical data obtained to date are insufficient to demonstrate the safety and efficacy of these products under applicable FDA regulatory guidelines. In addition, the ablation catheter and ablation equipment that together form the Atrial Fibrillation Ablation System and the mapping catheter and mapping equipment that together form the Arrhythmia Mapping System for atrial fibrillation are in the early stages of clinical testing and will require further development. The design, manufacturing, labeling, distribution and marketing of the Company's products are subject to extensive and rigorous government regulation in the United States and certain other countries where the process of obtaining required regulatory approvals is lengthy, expensive and uncertain. In order for the Company to market the Ventricular Tachycardia Ablation System, Arrhythmia Mapping Systems or Atrial Fibrillation Ablation System and related catheters and equipment in the United States, the Company must obtain clearance or approval from the FDA. At the earliest, the Company does not anticipate filing a PMA application for any system for at least six months, and does not anticipate receiving a PMA for any such system until at least one to two years after such PMA application is accepted for filing, if at all. The Company will not generate any significant revenue in the United States until such time, if ever, as its Ventricular Tachycardia Ablation System, Arrhythmia Mapping Systems or Atrial Fibrillation Ablation System obtain clearance or approval from the FDA. Even if one or more of the Company's products obtain FDA clearance or approval, there can be no assurance that any of the Company's products for diagnosis and treatment of ventricular tachycardia and atrial fibrillation will be successfully commercialized or that the Company will achieve significant revenues from either international or domestic sales. The FDA granted 510(k) clearance to the Company in August 1997 for the Model 8100/8300 Arrhythmia Mapping System for basic diagnostic electrophysiology studies. There can be no assurance that this system will be successfully commercialized in the United States. See
"Business -- Clinical Trials" and "-- Factors That May Impact Future Operating Results -- Clinical Trials" for a discussion of the status of the clinical trials conducted to date for the Company's products.

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

RESULTS OF OPERATIONS

  Years Ended June 30, 1997 and 1996

     Net Sales. The Company's net sales to date have resulted primarily from limited sales of Radii supraventricular tachycardia mapping and ablation catheters, Trio/Ensemble diagnostic catheters, Mercator Mapping Baskets, Radiofrequency Generator Systems and Arrhythmia Mapping Systems. Net sales increased to $2.4 million for the year ended June 30, 1997 from $1.7 million in the year ended June 30, 1996. The increase in net sales was due to higher overall shipments of Trio/Ensemble catheters in Japan and the shipment of Arrhythmia Mapping Systems to Japan and Europe during the year ended June 30, 1997, but such increase was offset in part by the non-recurrence of the sale of Radiofrequency Generator Systems during the year ended June 30, 1996.

     In December 1995, the Company received $3.0 million pursuant to a royalty agreement with Arrow. This amount was recorded as deferred royalty income and will be amortized to income for those Trio/Ensemble catheters that Arrow manufactures and sells. The royalty rate is 5% of the Trio/Ensemble catheter's sales price. During the year ended June 30, 1997, Arrow started to manufacture and sell Trio/Ensemble catheters subject to the agreement and the Company recorded approximately $50,000 of royalty income. There was no royalty income recorded for the year ended June 30, 1996.

     Manufacturing Start-Up and Cost of Goods Sold. Manufacturing start-up and cost of goods sold primarily includes raw materials costs, catheter fabrication costs, and system assembly and test costs. Cost of goods sold was $2.5 million for the year ended June 30, 1997, resulting in a gross margin deficit of approximately $99,000. For the year ended June 30, 1996, manufacturing start-up and cost of goods sold was $2.4 million, resulting in a gross margin deficit of approximately $724,000. The improvement in the gross margin deficit was primarily attributable to higher sales volumes and the non-recurrence of certain manufacturing start-up costs associated with the expansion of catheter production capacity in fiscal 1996. The improvement in the gross margin deficit was offset in part by increased compensation and associated costs for assembly, quality control and engineering support personnel, and low production yields for the Mercator Mapping Basket. The improvement in the gross margin deficit was also aided by increased production and sales levels for Trio/Ensemble diagnostic catheters and such increases have resulted in generally lower per unit manufacturing costs. The Company expects future gross margins to fluctuate as other products are commercialized.

     The Company is currently encountering low yields, vendor shortages and other significant production inefficiencies in the manufacture of its Mercator Mapping Basket catheters. Although the Company is taking appropriate steps to address these yield and other production inefficiencies, there can be no assurance that such improvements will be achieved. Failure to obtain acceptable yields in the manufacture of such products will adversely affect the ability of the Company to expand its mapping system clinical sites and commence commercialization of this product in international markets for the next three months.

     Research and Development. Research and development expenses include costs associated with product research, clinical trials, prototype development, obtaining regulatory approvals and costs associated with hiring regulatory, clinical, research and engineering personnel. Research and development expenses increased to $11.8 million for the year ended June 30, 1997 from $6.8 million for the year ended June 30, 1996. This increase was primarily attributable to increased costs associated with the hiring of additional engineering, regulatory and clinical personnel, costs associated with conducting clinical trials, increased prototype development costs, and increased costs related to the manufacture and placement of Ventricular Tachycardia Ablation, Atrial Fibrillation Ablation and Arrhythmia Mapping Systems and related catheter products at clinical sites in the United States and Europe. The Company believes that research and development expenditures will increase in the future as the Company invests in product and process improvements related to its ventricular tachycardia and atrial fibrillation products, expands clinical research activities and increases its research and development efforts related to new products and technologies.

     Selling, General and Administrative. Selling, general and administrative expenses include compensation and benefits for sales, marketing, senior management and administrative personnel, various legal and professional fees including those in connection with obtaining patent protection, and costs of trade shows. Selling, general and administrative expenses increased to $3.1 million for the year ended June 30, 1997 from $2.0 million for the year ended June 30, 1996. The increase was primarily attributable to increased expenditures for administrative personnel and services to support expanding international sales and marketing activities, increased costs associated with expanded participation in trade shows, increased professional fees related to the filing and registration of the Company's patents, costs related to obtaining certain insurance policies and costs related to the Company's internal computer network and related administrative services. The Company anticipates that selling, general and administrative expenses will increase in future periods as additional personnel are added to support growing business operations in all functional areas.

     Other Income (Expense), Net. Other income (expense), net increased to net other income of $2.1 million for the year ended June 30, 1997 from net other income of $155,000 for the year ended June 30, 1996. The net increase resulted from a higher level of interest income earned on substantially higher cash, cash equivalent and short-term investment balances following the closing of the Company's initial public offering in June 1996, the net proceeds of which were approximately $43.1 million.

     Net Loss. The Company's net loss increased to $12.9 million for the year ended June 30, 1997 from $9.4 million for the year ended June 30, 1996. The increase in the net loss primarily resulted from increased product development, clinical research and selling, general and administrative expenses, but such factors were offset in part by increased sales and interest income.

     Net Operating Loss and Research Tax Credit Carryforwards. As of June 30, 1997, the Company's reported net operating loss carryforwards were approximately $38.0 million and $8.8 million for federal and state income tax purposes, respectively. The Company's research tax credit carryforwards were approximately $2.2 million. If not utilized, the net operating loss and credit carryforwards will expire at various dates beginning in the years between 1998 through 2012. Approximately $3.0 million of the federal net operating loss carryforward is subject to an annual limitation on utilization of approximately $1.0 million due to an ownership change as defined by the provisions of Internal Revenue Code
Section 382. In the event of additional ownership changes in the future as a result of issuances or additional stock transfers, there could be further annual limitations on the Company's ability to utilize its net operating loss and credit carryforwards.

  Years Ended June 30, 1996 and 1995

     Net Sales. The Company's net sales during the years ended June 30, 1996 and 1995 resulted primarily from limited sales of the Trio/Ensemble diagnostic catheters and Radii supraventricular tachycardia mapping and ablation catheters. During the year ended June 30, 1996, the Company also sold a limited number of Radiofrequency Generator Systems for use in clinical trials. The Company's net sales increased to $1.7 million for the year ended June 30, 1996 from $115,000 for the year ended June 30, 1995. The increase in net sales was primarily attributable to increased sales of the Trio/Ensemble and Radii catheters following the establishment of distribution arrangements in certain European markets and Japan.

     Manufacturing Start-Up and Cost of Goods Sold. For the years ended June 30, 1996 and 1995, the Company's manufacturing activities included pilot manufacturing for catheters sold internationally and for catheters and ablation and mapping equipment used in clinical trials. Manufacturing start-up and cost of goods sold decreased slightly to $2.4 million for the year ended June 30, 1996 from $2.5 million for the year ended June 30, 1995. The slight decrease was primarily attributable to the non-recurrence of manufacturing start-up costs associated with the expansion of catheter and ablation and mapping equipment production capacity, partially offset by increased compensation and associated labor costs for assembly personnel and increased raw materials and supply costs supporting higher production and sales levels.

     Research and Development. Research and development expenses increased to $6.8 million for the year ended June 30, 1996 from $5.7 million for the year ended June 30, 1995. This increase was primarily attributable to increased costs associated with the hiring of additional engineering, regulatory and clinical personnel, increased prototype development costs, increased costs related to the manufacture and placement of Ventricular Tachycardia Ablation and Arrhythmia Mapping Systems at clinical sites in the United States and Europe as clinical trials commenced.

     Selling, General and Administrative. Selling, general and administrative expenses increased to $2.0 million for the year ended June 30, 1996 from $1.7 million for the year ended June 30, 1995. The increase was primarily attributable to increased expenditures for administrative personnel and services to support expanding international sales and marketing activities, increased costs associated with expanded participation in trade shows, increased professional fees related to the filing and registration of the Company's patents, and costs related to the Company's internal computer network and related administrative services, partially offset by the termination of a distributor arrangement and the non-recurrence of certain one-time costs related to expansion of administrative and sales and marketing functions.

     Other Income (Expense), Net. Other income (expense), net decreased to net other income of $155,000 for the year ended June 30, 1996 from net other income of $157,000 for the year ended June 30, 1995. The net decrease resulted from increased interest expense in connection with increased equipment lease financing activity.

     Net Loss. The Company recognized net losses of $9.4 million and $9.7 million for the years ended June 30, 1996 and 1995, respectively.

     Impact of Adoption of New Accounting Standards. In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (FAS 128), "Earnings per Share," which the Company is required to adopt on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating basic earnings per share, the dilutive effect of stock options will be excluded. The Company has studied the implications of FAS 128 and does not expect its adoption to have a material impact on the Company's calculation of earnings per share.

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 (FAS 130), "Reporting Comprehensive Income" which requires the reporting and presentation of comprehensive income and its components in the financial statements. Comprehensive income reflects certain items not currently reported in measuring net income such as changes in value of available-for-sale securities and foreign currency translation adjustments. FAS 130 will become effective for the Company's year ending June 30, 1999.

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 (FAS 131), "Disclosures about Segments of an Enterprise and Related Information" which supersedes the current segment reporting requirements of Statement of Financial Accounting Standards No. 14 (FAS 14), "Financial Reporting for Segments of a Business Enterprise," as amended. FAS 131 requires the reporting of certain financial and other disclosures related to the Company's operating segments which are identified using a "management approach." Operating segments are revenue-producing components of the business for which separate financial information is produced internally and are subject to evaluation by the chief operating decision maker in the resource allocation process. FAS 131 will become effective for the Company's year ending June 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, the Company has financed its operations through a combination of private placements of equity securities yielding $33.5 million, a private placement of debt securities yielding $4.5 million, equipment lease financing arrangements yielding $3.2 million and a prepaid royalty arrangement yielding $3.0 million. In addition, the Company closed its initial public offering in June 1996 raising net proceeds of $43.1 million. As of June 30, 1997, the Company had $41.6 million in cash, cash equivalents and short-term investments.

     Net cash used in operating activities was $10.2 million, $5.0 million and $9.0 million for the years ended June 30, 1997, 1996 and 1995, respectively. For such periods, net cash used in operating activities resulted primarily from net losses. Net cash used in investing activities was $13.6 million and $18.5 million for the years ended June 30, 1997 and 1996, respectively, and net cash provided by investing activities was $2.6 million for the year ended June 30, 1995. The cash used in investing activities was primarily attributable to the purchase of short-term investments and the purchase of property and equipment. The cash provided by investing activities was primarily attributable to maturities of short-term investments. Net cash used in financing activities was $311,000 for the year ended June 30, 1997, and net cash provided by financing activities was $47.3 million and $5.2 million for the years ended June 30, 1996 and 1995, respectively. The net cash provided by financing activities was primarily attributable to the private placement of preferred stock and the closing of the Company's initial public offering during June 1996.

     As of June 30, 1997, the Company had capital equipment of $6.1 million, less accumulated depreciation and amortization of $3.0 million, to support its clinical, development, manufacturing and administrative activities. The Company has financed $3.2 million from capital lease obligations through June 30, 1997. The Company expects capital expenditures to increase over the next several years as it expands facilities and acquires equipment to support the planned expansion of manufacturing capabilities.

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

FACTORS THAT MAY IMPACT FUTURE OPERATIONS

  Limited Operating History; History of Losses and Expectation of Future Losses

     The Company was founded in 1991 and to date has engaged primarily in researching, developing, testing and obtaining regulatory clearances for its products. The Company has experienced significant operating losses since inception. The Company's net loss for fiscal 1997 was $12.9 million. As of June 30, 1997, the Company had an accumulated deficit of $43.9 million. The Company has generated only limited revenues from sales of its products and expects its operating losses to continue through at least the end of calendar 1999 as it continues to expend substantial funds for clinical trials in support of regulatory approvals, expansion of research and development activities, establishment of commercial scale manufacturing capabilities and expansion of sales and marketing activities. There can be no assurance that any of the Company's potential products for diagnosis and treatment of Ventricular Tachycardia and Atrial Fibrillation will be successfully commercialized or that the Company will achieve significant revenues from either international or domestic sales. In addition, there can be no assurance that the Company will achieve or sustain profitability in the future. The Company's results of operations may fluctuate significantly from quarter to quarter or year to year and will depend on numerous factors, including actions relating to regulatory matters, progress of clinical trials, the extent to which the Company's products gain market acceptance, the timing of scale-up of manufacturing abilities, the timing of expansion of sales and marketing activities and competition. See "Business -- Clinical Trials", "-- Competition", " -- Government Regulation" and "-- Third Party Reimbursement and Uncertainty Related to Health Care Reform."

  Clinical Trials

     The Ventricular Tachycardia Ablation System, Arrhythmia Mapping System for diagnostic mapping of ventricular tachycardia and Arrhythmia Mapping System for diagnostic mapping of the right atrium are in various stages of clinical testing. Clinical data obtained to date are insufficient to demonstrate the safety and efficacy of these products under applicable FDA regulatory guidelines. There can be no assurance that any of the Company's products will prove to be safe and effective in clinical trials under applicable United States or international regulatory guidelines or that additional modifications to the Company's products will not be necessary. In addition, the clinical trials may identify significant technical or other obstacles to be overcome prior to obtaining necessary regulatory or reimbursement approvals. In addition, the ablation catheter and ablation equipment that together form the Company's Atrial Fibrillation Ablation System are still under development. There can be no assurance that the Company will be successful in completing development of the atrial fibrillation product and submitting the appropriate IDEs or that the FDA will permit the Company to undertake clinical trials of the atrial fibrillation product. If the Ventricular Tachycardia Ablation System, Arrhythmia Mapping Systems and Atrial Fibrillation Ablation System and their component catheters and equipment do not prove to be safe and effective in clinical trials or if the Company is otherwise unable to commercialize these products successfully, the Company's business, financial condition and results of operations will be materially adversely affected. In addition, because ablation treatment of these cardiac arrhythmias is a relatively new and to date untested treatment, the long-term effects of radiofrequency ablation on patients are unknown. As a result, the long-term success of ablation therapy in treating ventricular tachycardia and atrial fibrillation will not be known for several years. See "Business -- Products and Systems" and "-- Clinical Trials."

     The Company is currently conducting a clinical trial of the Chilli Cooled Ablation Catheter and the Models 8002 and 8004 Radiofrequency Generator and Integrated Fluid Pump, the products that together form the Company's Ventricular Tachycardia Ablation System. In May 1997, the Company completed an IDE feasibility study of the Mercator Left Ventricular Mapping Basket and the Model 8100/8300 Arrhythmia Mapping System, the products that together form the Company's Arrhythmia Mapping System for diagnostic mapping of ventricular tachycardia and has filed an IDE supplemental submission in July 1997 for the Local Sector Mapping Basket, a variation of the Mercator Left Ventricular Mapping Basket. The Company is currently conducting a clinical trial of the Mercator Atrial Mapping Basket and the Model 8100/8300 Arrhythmia Mapping System, the products that together form the Company's Arrhythmia Mapping System for diagnostic mapping of the right atrium. In April 1997, the Company completed a feasibility study of the Nexus Linear Lesion Catheter and Model 8002 Radiofrequency Generator and Integrated Fluid Pump, the products that together form the Company's Atrial Fibrillation Ablation System.

     Ventricular Tachycardia Ablation System. The Company initiated a clinical trial for the Ventricular Tachycardia Ablation System in the United States and Europe in November 1995 under an IDE approved by the FDA. The clinical trials are being conducted at a maximum of 15 clinical sites and will involve a maximum of 200 patients using the Ventricular Tachycardia Ablation System. Pursuant to the IDE, the FDA will evaluate the safety and efficacy of the Ventricular Tachycardia Ablation System. The primary endpoint of the clinical trial is clinical recurrence of ventricular tachycardia in patients randomized to receive ablation treatment versus patients in the control group receiving antiarrhythmic drugs. The required post-treatment follow-up prior to submission of a PMA will be 30 days for safety. However, the Company may be required to follow up with each patient up to 24 months after the PMA filing. The Company anticipates that this clinical trial will not be completed prior to early calendar 1998. At the conclusion of the clinical trial, the Company plans to file a PMA application for approval to market the Ventricular Tachycardia Ablation System and its component catheters and equipment in the United States.

     As of May 15, 1997, the FDA no longer required randomization, and all patients enrolled have been able to receive ablation initially. This modification to the protocol has resulted in more rapid enrollment into the clinical trial. As of August 18, 1997, 133 patients had been enrolled in the trial; 75 patients randomized to ablation, 26 patients nonrandomized to ablation, and 32 patients randomized to control of which 17 patients have subsequently received ablation therapy due to VT recurrence. In addition, 23 patients have received ablation therapy under a compassionate use protocol. An interim data analysis of acute and long-term success was performed as of May 31, 1997, comparing patients randomized to ablation to patients randomized to control. Acute success of ablation therapy, defined as eradication of all mappable VT at the end of the ablation procedure, was attained in 74% of patients. The incidence of major adverse events associated with the procedure has been approximately 9%.

     Arrhythmia Mapping System for Ventricular Tachycardia. In January 1996, the Company received FDA approval to conduct an IDE feasibility study to evaluate the safety of the Arrhythmia Mapping System for diagnostic mapping of ventricular tachycardia. The feasibility study was conducted at three clinical sites in the United States and Europe and involved a total of 13 patients. The purpose of the clinical trial was to evaluate and test the success of the deployment of the Mercator Left Ventricular Mapping Basket into the ventricle, the fit of the catheter and the system's ability to accurately map the electrical signals of the left ventricle. In addition, 14 patients were studied in Europe outside of the IDE in a similar protocol. There was no thrombus formation on any mapping basket used in the 27 studies. Of the 27 patients evaluated, one patient developed asymptomatic aortic regurgitation, one patient had a transient ischemic attack, and two patients developed pericardial effusions associated with the procedure. In July 1997, the Company submitted an IDE supplement to support commercialization of two types of baskets; the Mercator Left Ventricular Mapping Basket, the full chamber "global" basket evaluated in the feasibility study, as well as a smaller, partial chamber high density local sector basket. This study will enable the use of both ventricular mapping baskets with the Ventricular Tachycardia Ablation System simultaneously. Ventricular mapping should enable the treatment of high rate ventricular tachycardia, which is more common than slow rate ventricular tachycardia which is the only type amenable to ablation therapy using current techniques. It is anticipated that this study will be continued in November, 1997, at 10 sites to enroll a total of 75 patients.

     Arrhythmia Mapping System for Atrial Fibrillation. In June 1996, the Company received IDE approval by the FDA to conduct a clinical trial of the Mercator Atrial Mapping Basket for the right atrium and Arrhythmia Mapping System for complex atrial tachyarrhythmias including atrial fibrillation. The clinical trial is being conducted at seven clinical sites in the United States and one in Europe. The purpose of this clinical trial is to demonstrate the equivalency of the Right Mercator Atrial Mapping Basket and the Arrhythmia Mapping System to commercially available mapping catheters. As of August 18, 1997, the Mercator Atrial Mapping Basket was evaluated in 44 patients. There was no thrombus formation on any mapping basket used in the 44 studies. The Company anticipates submission of a 510(k) application for approval by the end of 1997.

     The Company has also tested the Mercator Atrial Mapping Basket outside of the U.S. IDE at two European sites. As of August 18, 1997, the Mercator Atrial Mapping Basket was safely deployed and fit properly in the right atrium in six European patients. In addition, the Mercator Atrial Mapping Basket for the left atrium was also tested in one of the patients. None of the patients in the U.S. and Europe had complications as a result of the Mercator Atrial Mapping Basket and Arrhythmia Mapping System.

     Atrial Fibrillation Ablation System. The Company received FDA approval of an IDE feasibility study to evaluate the safety of the Atrial Fibrillation Ablation System in August 1996. The purpose of the IDE feasibility study for the Atrial Fibrillation Ablation System was to assess the safety and performance in creating continuous linear lesions. The feasibility testing was completed with 10 patients undergoing testing.

     The Company also tested the Nexus Linear Lesion Catheter in two patients in Europe. As of August 18, 1997, the Nexus Linear Lesion Catheter was used in a total of 12 patients. The purpose of the clinical test was to verify that a linear lesion could be made in a location in the atrium anticipated to eliminate atrial fibrillation. In a majority of the patients undergoing ablation, linear lesions were created in the right atrium either with the Nexus Linear Lesion Catheter alone or with commercial ablation catheter supplementation. One patient developed a pericardial effusion attributed to perforation by a commercial diagnostic (non-ablation) catheter. No other complications occurred.

     The Nexus Linear Lesion Catheter was modified to improve the ability to create linear lesions minimizing the need for commercial ablation catheter supplementation. The modifications include the addition of active deflection to facilitate tissue contact. It is anticipated that an IDE supplement will be submitted by October 1997 to support commercialization of the Nexus Linear Lesion Catheter in the right atrium to treat atrial flutter. Atrial flutter is an abnormal heart rhythm now commonly treated using catheter ablation, requiring the creation of a two to four centimeter linear lesion in the right atrium. The study is expected to begin in early calendar 1998 involving 100 patients at 12 investigative sites.

     The Company anticipates the submission of an IDE for use of the modified Nexus Linear Lesion Catheter in the left atrium for the treatment of atrial fibrillation in November 1997.

     The Ventricular Tachycardia Ablation System, Arrhythmia Mapping System for diagnostic mapping of ventricular tachycardia and Arrhythmia Mapping System for diagnostic mapping of the right atrium are in various stages of clinical testing. Clinical data obtained to date are insufficient to demonstrate the safety and efficacy of these products under applicable FDA regulatory guidelines. There can be no assurance that any of the Company's products will prove to be safe and effective in clinical trials under applicable United States or international regulatory guidelines or that additional modifications to the Company's products will not be necessary. In addition, the clinical trials may identify significant technical or other obstacles to be overcome prior to obtaining necessary regulatory or reimbursement approvals. In addition, the ablation catheter and ablation equipment that together form the Company's Atrial Fibrillation Ablation System are still under development. There can be no assurance that the Company will be successful in completing development of the atrial fibrillation product and submitting the appropriate IDEs or that the FDA will permit the Company to undertake clinical trials of the atrial fibrillation product. If the Ventricular Tachycardia Ablation System, Arrhythmia Mapping Systems and Atrial Fibrillation Ablation System and their component catheters and equipment do not prove to be safe and effective in clinical trials or if the Company is otherwise unable to commercialize these products successfully, the Company's business, financial condition and results of operations will be materially adversely affected. In addition, because ablation treatment of these cardiac arrhythmias is a relatively new and to date untested treatment, the long-term effects of radiofrequency ablation on patients are unknown. As a result, the long-term success of ablation therapy in treating ventricular tachycardia and atrial fibrillation will not be known for several years.

  Marketing and Distribution

     The Company currently has only a limited sales and marketing organization. If FDA clearances or approvals are received for the Company's ventricular tachycardia or atrial fibrillation products, the Company intends to market its products primarily through a direct sales force in the United States and indirect sales channels internationally.

     Establishing a marketing and sales capability sufficient to support sales in commercial quantities will require substantial efforts and require significant management and financial resources. There can be no assurance that the Company will be able to build such a marketing staff or sales force, that establishing such a marketing staff or sales force will be cost-effective or that the Company's sales and marketing efforts will be successful. If the Company is successful in obtaining the necessary regulatory approvals for its ventricular tachycardia and atrial fibrillation products in international markets, it expects to establish a sales and marketing capability in those markets primarily through distributors. The Company is currently in discussions with its distributor in France, U.K., Spain and Portugal to terminate the relationship for strategic reasons. There can be no assurance that the Company will be able to enter into agreements with desired distributors on a timely basis or at all, or that such distributors will devote adequate resources to selling the Company's products. Failure to establish appropriate distribution relationships could have a material adverse effect upon the Company's business, financial condition and results of operations. See "Business -- Marketing and Distribution."

  Manufacturing

     Components and raw materials are purchased from various qualified suppliers and subjected to stringent quality specifications. The Company conducts quality audits of suppliers and is establishing a vendor certification program. A number of components for the Company's products are provided by sole source suppliers. For certain of these components, there are relatively few alternative sources of supply, and establishing additional or replacement vendors for such components could not be accomplished quickly. The Company plans to qualify additional suppliers if and as future production volumes increase. Because of the long lead time for some components that are currently available from a single source, a vendor's inability to supply such components in a timely manner could have a material adverse effect on the Company's ability to manufacture the mapping basket, mapping equipment and ablation equipment and therefore on its business, financial condition and ability to market its products as currently contemplated.

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

     The Company's manufacturing facilities are subject to periodic inspection by regulatory authorities, and its operations must undergo Quality System compliance inspections conducted by the FDA. To date, the Company's facilities and manufacturing processes have not undergone any such inspections. The Company will be required to comply with Quality System requirements in order to produce products for sale in the United States and with ISO 9001/EN46001 standards in order to produce products for sale in Europe. The Company has been recommended for ISO 9001/EN46001 certification by its European Notified Body and anticipates final certification by the end of September 1997. Any failure of the Company to comply with Quality System or ISO 9001/EN46001 standards may result in the Company being required to take corrective actions, such as modification of its policies and procedures. The State of California also requires that the Company obtain a license to manufacture medical devices. The Company has applied for a device manufacturing license from the CDHS, however, the Company has not yet received an inspection by the CDHS which is required before a license can be issued. If the Company is unable to maintain such a license, it would be unable to manufacture or ship any product, which inability would have a material adverse effect on the Company's business, financial condition and results of operations. See "Business -- Manufacturing."

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

     The medical device industry has been characterized by extensive litigation regarding patents and other intellectual property rights, and companies in the medical device industry have employed intellectual property litigation to gain a competitive advantage. There can be no assurance that the Company will not become subject to patent infringement claims or litigation in a court of law, or interference proceedings declared by the USPTO to determine the priority of inventions or an opposition to a patent grant in a foreign jurisdiction. The defense and prosecution of intellectual property suits, USPTO interference or opposition proceedings and related legal and administrative proceedings are both costly and time-consuming. Any litigation, opposition or interference proceedings will result in substantial expense to the Company and significant diversion of effort by the Company's technical and management personnel. An adverse determination in litigation or interference proceedings to which the Company may become a party could subject the Company to significant liabilities to third parties, require disputed rights to be licensed from third parties or require the Company to cease using such technology. Although patent and intellectual property disputes in the medical device area have often been settled through licensing or similar arrangements, costs associated with such arrangements may be substantial and could include ongoing royalties. Furthermore, there can be no assurance that necessary licenses from others would be available to the Company on satisfactory terms, if at all. Adverse determinations in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent the Company from manufacturing and selling its products, which would have a material adverse effect on the Company's business, financial condition and results of operations. The Company is aware of certain patents owned or licensed by others and relating to cardiac catheters and cardiac monitoring. Certain enhancements of the Company's products are still in the design and pre-clinical testing phase. Depending on the ultimate design specifications and results of pre-clinical testing of these enhancements there can be no assurance that the Company would be able to obtain a license to such patents or that a court would find that such patents are either not infringed by such enhancements or are invalid. Further, there can be no assurance that owners or licensees of these patents will not attempt to enforce their patent rights against the Company in a patent infringement suit or other legal proceeding, regardless of the likely outcome of such suit or proceeding. See
"Business -- Patents and Proprietary Rights."

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

     The Company believes that the primary competitive factors in the market for cardiac ablation and mapping devices are safety, efficacy, ease of use and price. In addition, the length of time required for products to be developed and to receive regulatory and, in some cases, reimbursement approval is an important competitive factor. The medical device industry is characterized by rapid and significant technological change. Accordingly, the Company's success will depend in part on its ability to respond quickly to medical and technological changes through the development and introduction of new products. Product development involves a high degree of risk and there can be no assurance that the Company's new product development efforts will result in any commercially successful products. The Company believes it competes favorably with respect to these factors, although there is no assurance that it will be able to continue to do so. See "Business -- Competition"

  Government Regulation

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

     Before a new device can be introduced into the market, the manufacturer must generally obtain marketing clearance through a premarket notification under 510(k) or an approval of a PMA application under Section 515 of the FDC Act. Commercial distribution of a device for which 510(k) clearance is required can only begin after the FDA issues an order finding the device to be "substantially equivalent" to a predicate device. If the Company cannot establish that a proposed device is substantially equivalent to a legally marketed predicate device, the Company must seek premarket approval of the proposed device from the FDA through the submission of a PMA application.

     The process of obtaining a PMA and other required regulatory approvals can be expensive, uncertain, and lengthy, and there can be no assurance that the Company will ever obtain such approvals. At the earliest, the Company does not anticipate filing a PMA application for any system for at least the next six months, and does not anticipate receiving a PMA for any such system until at least one to two years after such PMA application is accepted for filing, if at all. There can be no assurance that the FDA will act favorably or quickly on any of the Company's submissions to the FDA, and significant difficulties and costs may be encountered by the Company in its efforts to obtain FDA clearance that could delay or preclude the Company from selling its products in the United States. Furthermore, there can be no assurance that the FDA will not request additional data, require that the Company conduct further clinical studies, causing the Company to incur substantial cost and delay. In addition, there can be no assurance that the FDA will not impose strict labeling requirements, onerous operator training requirements or other requirements as a condition of its PMA approval, any of which could limit the Company's ability to market its systems. Labeling and promotional activities are subject to scrutiny by the FDA and, in certain circumstances, by the FTC. FDA enforcement policy strictly prohibits the marketing of FDA cleared or approved medical devices for unapproved uses. Further, if a company wishes to modify a product after FDA approval of a PMA, including changes in indications or other modifications that could affect safety or efficacy, additional clearances or approvals will be required from the FDA. Failure to receive or delays in receipt of FDA clearances or approvals, including the need for additional clinical trials or data as a prerequisite to clearance or approval, or any FDA conditions that limit the ability of the Company to market its systems, could have a material adverse effect on the Company's business, financial condition and results of operations. See "Business -- Government Regulation."

     INTERNATIONAL

     The European Union has promulgated rules which require that medical products receive by June 12, 1998 the right to affix the CE Mark, an international symbol of adherence to quality assurance standards and compliance with applicable European medical device directives. Quality Systems certification is one of the CE Mark requirements. The Company has been recommended for ISO 9001/EN46001 certification of its manufacturing facility in Sunnyvale, California by its European Notified Body. Final certification is expected by the end of September 1997. While the Company intends to satisfy the requisite policies and procedures that will permit it to receive the CE Mark Certification, there can be no assurance that the Company will be successful in meeting the European certification requirements and failure to receive the right to affix the CE mark will prohibit the Company from selling its products in member countries of the European Union. See "Business -- Government Regulation."

     The time required to obtain approval for sale in foreign countries may be longer or shorter than that required for FDA approval, and the requirements may differ. Export sales of investigational devices that are subject to PMA or IDE requirements and have not received FDA marketing approval generally may be subject to FDA export permit requirements depending upon, among other things, the purpose of the export (investigational or commercial), the country to which the device is intended for export, and whether the device has valid marketing authorization in a country listed in the FDA Export Reform & Enforcement Act of 1996. In order to obtain such a permit, the Company must provide the FDA with documentation from the medical device regulatory authority of the country in which the study is to be conducted or the purchaser is located, stating that the device has the approval of the country. In addition, the FDA must find that the exportation of the device is not contrary to the public health and safety of the country in order for the Company to obtain the permit. The Company is in the process of obtaining the necessary approvals or initiating clinical trials in the United Kingdom, Germany, France, Canada, Australia, and Asia.

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

  Product Liability and Insurance

     The development, manufacture and sale of medical products entail significant risk of product liability claims and product failure claims. The Company has conducted only limited clinical trials and does not yet have, and will not have for a number of years, sufficient clinical data to allow the Company to measure the risk of such claims with respect to its products. The Company faces an inherent business risk of financial exposure to product liability claims in the event that the use of its products results in personal injury or death. The Company also faces the possibility that defects in the design or manufacture of the Company's products might necessitate a product recall. There can be no assurance that the Company will not experience losses due to product liability claims or recalls in the future. In addition, the Company will require increased product liability coverage if any potential products are successfully commercialized. Such insurance is expensive, difficult to obtain and may not be available in the future on acceptable terms, or at all. Any claims against the Company, regardless of their merit or eventual outcome, could have a material adverse effect upon the Company's business, financial condition and results of operations. See "Business -- Product Liability and Insurance."

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

  Issuance of Preferred Stock Could Delay or Prevent Corporate Takeover

     The Board of Directors has the authority to issue up to 5,000,000 shares of undesignated Preferred Stock and to determine the rights, preferences, privileges and restrictions of such shares without any further vote or action by the stockholders. To date, the Board of Directors has designated 30,000 shares as Series A Participating Preferred Stock in connection with the Company's Stockholder Rights Plan. The issuance of Preferred Stock under certain circumstances could have the effect of delaying or preventing a change in control of the Company or otherwise adversely affecting the rights of the holders of Common Stock.

     On April 22, 1997, pursuant to a Preferred Shares Rights Agreement (the "Rights Agreement") between the Company and Norwest Bank Minnesota, N.A. (the "Rights Agent"), the Company's Board of Directors declared a dividend of one right (a "Right") to purchase 1/1000(th) a share of the Company's Series A Participating Preferred Stock ("Series A Preferred") for each outstanding share of Common Stock of the Company. The dividend was payable on May 23, 1997 to stockholders of record as of the close of business on April 30, 1997 (the "Record Date"). Each Right entitles the registered holder to purchase from the Company 1/1000(th) of a share of Series A Preferred at an exercise price of $125 (the "Purchase Price"), subject to adjustment. The Rights approved by the Board are designed to protect and maximize the value of the outstanding equity interests in the Company in the event of an unsolicited attempt by an acquirer to take over the Company, in a manner or on terms not approved by the Board of Directors. The Rights have been declared by the Board in order to deter coercive tactics, including a gradual accumulation of shares in the open market of a 15% or greater position to be followed by a merger or a partial or two-tier tender offer that does not treat all stockholders equally. The Rights should not interfere with any merger or business combination approved by the Board of Directors. However, the Rights may have the effect of rendering more difficult or discouraging an acquisition of the Company deemed undesirable by the Board of Directors. The Rights may cause substantial dilution to a person or group that attempts to acquire the Company on terms or in a manner not approved by the Company's Board of Directors, except pursuant to an offer conditioned upon the negation, purchase or redemption of the Rights.

  Potential Volatility of Stock Price

     The market price of shares of Common Stock, like that of the common stock of many medical products and high technology companies, has in the past been, and is likely in the future to continue to be highly volatile. Factors such as fluctuations in the Company's operating results, announcements of technological innovations or new commercial products by the Company or competitors, government regulation, changes in the current structure of the health care financing and payment systems, developments in or disputes regarding patent or other proprietary rights, economic and other external factors and general market conditions may have a significant effect on the market price of the Common Stock. Moreover, the stock market has from time to time experienced extreme price and volume fluctuations which have particularly affected the market prices for medical products and high technology companies and which have often been unrelated to the operating performance of such companies. These broad market fluctuations, as well as general economic, political and market conditions, may adversely affect the market price of the Company's Common Stock. In the past, following periods of volatility in the market price of a company's stock, securities class action litigation has occurred against the issuing company. There can be no assurance that such litigation will not occur in the future with respect to the Company. Such litigation could result in substantial costs and a diversion of management's attention and resources, which could have a material adverse effect on the Company's business, operating results and financial condition. Any adverse determination in such litigation could also subject the Company to significant liabilities.

  Absence of Dividends

     The Company has not paid any cash dividends since inception and does not anticipate paying cash dividends in the foreseeable future.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Company's financial statements and the report of independent auditors appear on pages F-1 through F-19 of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item concerning the Company's directors is incorporated by reference from the section captioned "Election of Directors" contained in the Company's Proxy Statement related to the Annual Meeting of Stockholders to be held October 14, 1997, to be filed by the Company with the Securities and Exchange Commission within 120 days of the end of the Company's fiscal year pursuant to General Instruction G(3) of Form 10-K (the "Proxy Statement"). The information required by this item concerning executive officers is set forth in Part I of this Report. The information required by this item concerning compliance with Section 16(a) of the Exchange Act is incorporated by reference from the section captioned "Section 16(a) Beneficial Ownership Reporting Compliance" contained in the Proxy Statement.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a)(1) Financial Statements

     The following financial statements are filed as part of this Report:

                                                                                PAGE
                                                                                ----
        Report of Ernst & Young LLP, Independent Auditors.....................  F-2
        Consolidated Balance Sheets...........................................  F-3
        Consolidated Statements of Operations.................................  F-4
        Consolidated Statements of Stockholders' Equity.......................  F-5
        Consolidated Statements of Cash Flows.................................  F-6
        Notes to Consolidated Financial Statements............................  F-7

     (a)(2) Financial Statement Schedules

        II -- Valuation and Qualifying Accounts...............................  S-1

     All other Schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

     (a)(3) Exhibits

         3.1(1)       Restated Certificate of Incorporation of the Registrant.
         3.2(1)       Bylaws of Registrant.
         4.1(2)       Preferred Share Rights Agreement, dated April 22, 1997 between the
                      Registrant and Norwest Bank Minnesota, N.A.
        10.1(1)       Form of Indemnification Agreement between the Registrant and each of its directors and officers.
        10.2(1)       1991 Stock Plan and form of Stock Option Agreement thereunder.
        10.3(1)       1996 Director Option Plan and form of Director Stock Option Agreement thereunder.
        10.4(1)       1996 Employee Stock Purchase Plan and forms of agreement thereunder.
        10.5+(1)      OEM Agreement between Registrant and Liebel-Flarsheim Company dated
                      June 22, 1994.
        10.6+(1)      License Agreement between Registrant and BSI Corporation dated October
                      21, 1994.
        10.7(1)       Loan Agreement between the Registrant and Dideco S.p.A. dated June 23,
                      1994, as amended by Amendment to Loan Agreement dated June 22, 1995 and
                      Amendment No. 2 to Loan Agreement dated April 10, 1996.
        10.8+(1)      Exclusive License Agreement dated May 24, 1995.
        10.9(1)       Manufacturing and Supply Agreement between the Registrant and Arrow
                      International Inc. dated March 8, 1995.
        10.10(1)      Exclusive International Distributor Agreement between the Registrant and Arrow International dated March 8, 1995.
        10.11(1)      Lease dated June 25, 1993 between the Registrant and Brock Properties.
        10.12(1)      Master Lease Agreement dated December 1, 1993 between the Registrant and Linc Capital Management Services, Ltd, as amended.

        10.13(1)      Shareholder Rights Agreement, as amended to date, dated June 13, 1995, between the Registrant and certain holders of the Company's securities.
        10.14(1)      Consulting Agreement dated June 1, 1995 between the Registrant and Mir
                      Imran.
        11.1          Statement Regarding Computation of Net Loss Per Share.
        23.1          Consent of Ernst & Young LLP, Independent Auditors.
        24.1          Power of Attorney (see page 49).
        27.1          Financial Data Schedule

---------------

 + Confidential treatment has been granted for portions of these agreements. Omitted portions have been filed separately with the Commission.

(1) Incorporated by reference to exhibits filed with Registrant's Registration Statement on Form S-1 (Reg. No. 333-3616) as declared effective by the Commission on June 12, 1996.

(2) Incorporated by reference to exhibits filed with the Registrant's Registration Statement on Form 8-A (Reg. No. 000-28372) as declared effective by the Commission on May 22, 1997.

     (b)Reports on Form 8-K. The Company did not file any reports on Form 8-K during the quarter ended June 30, 1997.

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

Date: August 26, 1997

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

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                   SIGNATURE                                TITLE                    DATE
-----------------------------------------------  ----------------------------  ----------------
            /s/ WILLIAM N. STARLING              President, Chief Executive     August 26, 1997
-----------------------------------------------  Officer and Director
             (William N. Starling)               (Principal Executive
                                                 Officer)

              /s/ DAVID W. GRYSKA                Vice President of Finance      August 26, 1997
-----------------------------------------------  and Chief Financial Officer
               (David W. Gryska)                 (Principal Financial and
                                                 Accounting Officer)

         /s/ ANNETTE J. CAMPBELL-WHITE           Director                       August 26, 1997
-----------------------------------------------
          (Annette J. Campbell-White)

             /s/ MICHAEL L. EAGLE                Director                       August 26, 1997
-----------------------------------------------
              (Michael L. Eagle)

          /s/ THOMAS J. FOGARTY, M.D.            Director                       August 26, 1997
-----------------------------------------------
           (Thomas J. Fogarty, M.D.)

          /s/ JOSEPH P. ILVENTO, M.D.            Director                       August 26, 1997
-----------------------------------------------
           (Joseph P. Ilvento, M.D.)

           /s/ LAWRENCE G. MOHR, JR.             Director                       August 26, 1997
-----------------------------------------------
            (Lawrence G. Mohr, Jr.)

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                        PAGE
                                                                                        ----
Report of Ernst & Young LLP, Independent Auditors.....................................  F-2
Consolidated Balance Sheets as of June 30, 1997 and 1996..............................  F-3
Consolidated Statements of Operations for the years ended June 30, 1997, 1996 and
  1995................................................................................  F-4
Consolidated Statements of Stockholders' Equity for the years ended June 30, 1997,
  1996 and 1995.......................................................................  F-5
Consolidated Statements of Cash Flows for the years ended June 30, 1997, 1996, and
  1995................................................................................  F-6
Notes to Consolidated Financial Statements............................................  F-7

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Cardiac Pathways Corporation

     We have audited the accompanying consolidated balance sheets of Cardiac Pathways Corporation as of June 30, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cardiac Pathways Corporation at June 30, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material aspects the information set forth therein.

                                                           /s/ ERNST & YOUNG LLP

San Jose, California
July 30, 1997

                          CARDIAC PATHWAYS CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                             JUNE 30,
                                                                    ---------------------------
                                                                       1997            1996
                                                                    -----------     -----------
Current assets:
  Cash and cash equivalents.......................................  $ 5,091,426     $29,112,255
  Short-term investments..........................................   36,475,534      23,760,812
  Accounts receivable, net of allowance for doubtful accounts of
     $9,500 at June 30, 1997 and 1996.............................      168,828         398,997
  Receivable from related party...................................        1,552          21,725
  Inventories.....................................................      420,005         162,516
  Prepaid expenses................................................      411,758         234,339
  Notes receivable from related parties...........................           --         256,656
  Other current assets............................................      528,528         340,291
                                                                    -----------     -----------
          Total current assets....................................   43,097,631      54,287,591
Property and equipment, net.......................................    3,140,849       2,835,355
Notes receivable from related parties.............................      319,491           5,760
Deposits and other assets.........................................       97,283          59,188
                                                                    -----------     -----------
                                                                    $46,655,254     $57,187,894
                                                                    ===========     ===========

                             LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable................................................  $   788,384     $   511,386
  Accrued compensation and related benefits.......................      462,814         193,511
  Accrued clinical expenses.......................................      696,106         150,004
  Other accrued expenses..........................................      870,242         733,565
  Current obligations under capital leases........................      768,813         671,538
                                                                    -----------     -----------
          Total current liabilities...............................    3,586,359       2,260,004
Long-term obligations under capital leases........................      472,588         602,574
Deferred royalty income...........................................    2,950,473       3,000,000
Note payable......................................................    4,500,000       4,500,000
Interest payable on note..........................................    1,153,625         774,421

Commitments
Stockholders' equity:
  Preferred stock, $.001 par value; 5,000,000 shares authorized
     and none issued and outstanding at June 30, 1997 and 1996....           --              --
  Common stock, $.001 par value; 30,000,000 shares authorized;
     9,523,540 shares issued and outstanding at June 30, 1997 and
     9,269,332 at June 30, 1996...................................        9,524           9,270
  Additional paid-in capital......................................   79,089,193      77,656,634
  Receivables from stockholders...................................     (420,000)       (406,000)
  Accumulated deficit.............................................  (43,918,832)    (31,053,238)
  Deferred compensation...........................................     (767,676)       (155,771)
                                                                    -----------     -----------
          Total stockholders' equity..............................   33,992,209      46,050,895
                                                                    -----------     -----------
                                                                    $46,655,254     $57,187,894
                                                                    ===========     ===========

                See Notes to Consolidated Financial Statements.

                          CARDIAC PATHWAYS CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                   YEAR ENDED JUNE 30,
                                                         ----------------------------------------
                                                             1997          1996          1995
                                                         ------------   -----------   -----------
Net sales..............................................  $  2,408,773   $ 1,684,107   $   115,316
Operating expenses:
  Manufacturing start-up and cost of goods sold........     2,507,375     2,407,655     2,519,785
  Research and development.............................    11,756,260     6,819,647     5,666,176
  Selling, general and administrative..................     3,147,311     1,981,309     1,745,556
                                                         ------------   -----------   -----------
          Total operating expenses.....................    17,410,946    11,208,611     9,931,517
                                                         ------------   -----------   -----------
Loss from operations...................................   (15,002,173)   (9,524,504)   (9,816,201)
Other income (expense):
  Interest income......................................     2,624,055       700,934       543,073
  Interest expense.....................................      (523,038)     (568,802)     (495,450)
  Other, net...........................................        35,562        23,208       109,035
                                                         ------------   -----------   -----------
          Total other income (expense).................     2,136,579       155,340       156,658
                                                         ------------   -----------   -----------
Net loss...............................................  $(12,865,594)  $(9,369,164)  $(9,659,543)
                                                         ============   ===========   ===========
Net loss per share.....................................  $      (1.37)
                                                         ============
Shares used in computing net loss per share............     9,379,000
                                                         ============
Pro forma net loss per share...........................                 $     (1.33)  $     (1.39)
                                                                        ===========   ===========
Shares used in computing pro forma net loss per
  share................................................                   7,032,000     6,959,000
                                                                        ===========   ===========

                See Notes to Consolidated Financial Statements.

                          CARDIAC PATHWAYS CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                        PREFERRED STOCK         COMMON STOCK      ADDITIONAL    RECEIVABLES
                      --------------------   ------------------     PAID-IN         FROM       ACCUMULATED      DEFERRED
                        SHARES     AMOUNT     SHARES     AMOUNT     CAPITAL     STOCKHOLDERS     DEFICIT      COMPENSATION
                      ----------   -------   ---------   ------   -----------   ------------   ------------   ------------
Balance at June 30,
 1994...............   4,776,701     4,777     833,571     834     23,501,503            --     (12,024,531)           --
Issuance of Series F
  convertible
  preferred stock,
  less $38,257 in
  issuance costs....     373,001       373          --      --      5,556,370            --              --            --
Issuance of Series E
  preferred stock
  warrants..........          --        --          --      --          7,799            --              --            --
Issuance of common
  stock for
  technology and
  services..........          --        --       7,333       7         10,273            --              --            --
Issuance of
  nonqualified stock
  options for
  services..........          --        --          --      --         11,623            --              --            --
Exercise of options
  to purchase common
  stock.............          --        --      84,281      84         41,813       (11,000)             --            --
Net loss                      --        --          --      --             --            --      (9,659,543)           --
                      ----------   -------   ---------   ------   -----------     ---------    ------------     ---------
Balance at June 30,
  1995..............   5,149,702     5,150     925,185     925     29,129,381       (11,000)    (21,684,074)           --
Issuance of Series F
  convertible
  preferred stock,
  less $997 in
  issuance costs....     300,000       300          --      --      4,498,702            --              --            --
Issuance of Series F
  preferred stock
  warrants..........          --        --          --      --         33,000            --              --            --
Issuance of
  nonqualified stock
  options for
  services..........          --        --          --      --         34,131            --              --            --
Exercise of warrant
  to purchase common
  stock.............          --        --       6,667       7         57,993            --              --            --
Exercise of options
  to purchase common
  stock.............          --        --     387,778     388        576,887      (395,000)             --            --
Conversion of
  preferred stock to
  common stock......  (5,449,702)   (5,450)  5,449,702   5,450             --            --              --            --
Issuance of common
  stock in
  connection with
  initial public
  offering, less
  $1,037,725 in
  issuance costs....          --        --   2,500,000   2,500     43,134,775            --              --            --
Deferred
  compensation......          --        --          --      --        191,765            --              --      (191,765)
Amortization of
  deferred
  compensation......          --        --          --      --             --            --              --        35,994
Net loss............          --        --          --      --             --            --      (9,369,164)           --
                      ----------   -------   ---------   ------   -----------     ---------    ------------     ---------
Balance at June 30,
  1996..............          --        --   9,269,332   9,270     77,656,634      (406,000)    (31,053,238)     (155,771)
Issuance of
  nonqualified stock
  options for
  services..........          --        --          --      --         17,750            --              --            --
Exercise of options
  to purchase common
  stock.............          --        --     216,642     217        305,736       (14,000)             --            --
Issuance of common
  stock under
  employee stock
  purchase plan.....          --        --      37,566      37        253,573            --              --            --
Deferred
  compensation......          --        --          --      --        855,500            --              --      (855,500)
Amortization of
  deferred
  compensation......          --        --          --      --             --            --              --       243,595
Net loss............          --        --          --      --             --            --     (12,865,594)           --
                      ----------   -------   ---------   ------   -----------     ---------    ------------     ---------
Balance at June 30,
  1997..............          --   $    --   9,523,540   $9,524   $79,089,193    $ (420,000)   $(43,918,832)   $ (767,676)
                      ==========   =======   =========   ======   ===========     =========    ============     =========

                          TOTAL
                      STOCKHOLDERS'
                         EQUITY
                      -------------
Balance at June 30,
 1994...............     11,482,583
Issuance of Series F
  convertible
  preferred stock,
  less $38,257 in
  issuance costs....      5,556,743
Issuance of Series E
  preferred stock
  warrants..........          7,799
Issuance of common
  stock for
  technology and
  services..........         10,280
Issuance of
  nonqualified stock
  options for
  services..........         11,623
Exercise of options
  to purchase common
  stock.............         30,897
Net loss                 (9,659,543)
                       ------------
Balance at June 30,
  1995..............      7,440,382
Issuance of Series F
  convertible
  preferred stock,
  less $997 in
  issuance costs....      4,499,002
Issuance of Series F
  preferred stock
  warrants..........         33,000
Issuance of
  nonqualified stock
  options for
  services..........         34,131
Exercise of warrant
  to purchase common
  stock.............         58,000
Exercise of options
  to purchase common
  stock.............        182,275
Conversion of
  preferred stock to
  common stock......             --
Issuance of common
  stock in
  connection with
  initial public
  offering, less
  $1,037,725 in
  issuance costs....     43,137,275
Deferred
  compensation......             --
Amortization of
  deferred
  compensation......         35,994
Net loss............     (9,369,164)
                       ------------
Balance at June 30,
  1996..............     46,050,895
Issuance of
  nonqualified stock
  options for
  services..........         17,750
Exercise of options
  to purchase common
  stock.............        291,953
Issuance of common
  stock under
  employee stock
  purchase plan.....        253,610
Deferred
  compensation......             --
Amortization of
  deferred
  compensation......        243,595
Net loss............    (12,865,594)
                       ------------
Balance at June 30,
  1997..............  $  33,992,209
                       ============

                See Notes to Consolidated Financial Statements.

                          CARDIAC PATHWAYS CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  YEAR ENDED JUNE 30,
                                                       ------------------------------------------
                                                           1997           1996           1995
                                                       ------------   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss.............................................  $(12,865,594)  $ (9,369,164)  $ (9,659,543)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation and amortization......................     1,260,546        818,072        579,671
  Amortization of deferred compensation..............       243,595         35,994             --
  Loss on disposal of property and equipment.........            --         12,860             --
  Issuance of preferred stock warrants...............            --         33,000          7,799
  Issuance of nonqualified stock options for
     services........................................        17,750         34,131         11,623
  Issuance of common stock for technology and
     services........................................            --             --         10,280
Changes in operating assets and liabilities:
  Accounts receivable................................       230,169       (348,126)       (50,871)
  Receivable from related party......................        20,173        114,075       (120,800)
  Inventories........................................      (257,489)        49,177       (211,693)
  Prepaid expenses...................................      (177,419)       (93,266)       (26,330)
  Other current assets...............................      (188,237)      (179,336)        (4,583)
  Accounts payable...................................       276,998        (68,211)        70,142
  Accrued compensation and related benefits..........       269,303         94,856       (111,964)
  Accrued clinical expenses..........................       546,102        150,004             --
  Other accrued expenses.............................       136,677        252,210        148,931
  Interest payable on note...........................       379,204        399,656        374,765
  Deferred royalty income............................       (49,527)     3,000,000             --
                                                       -------------  -------------  -------------
Net cash used in operating activities................   (10,157,749)    (5,064,068)    (8,982,573)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of short-term investments..................   (54,509,722)   (27,761,202)   (11,920,680)
Maturities and sales of short-term investments.......    41,795,000     10,279,751     14,905,122
Purchase of property and equipment...................      (742,155)      (981,344)      (341,533)
(Increase) decrease in notes receivable..............       (57,075)         4,000        (21,334)
(Increase) in deposits and other assets..............       (38,095)       (47,298)       (12,381)
                                                       -------------  -------------  -------------
Net cash provided by (used in) investing
  activities.........................................   (13,552,047)   (18,506,093)     2,609,194
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from initial public offering, net...........            --     43,137,275             --
Principal payments under capital lease obligations...      (856,596)      (567,081)      (396,742)
Proceeds from sale of preferred stock................            --      4,499,002      5,556,743
Proceeds from sale of common stock...................       559,563        250,275         41,897
Notes receivable from stockholders...................       (14,000)       (10,000)       (11,000)
                                                       -------------  -------------  -------------
Net cash provided by (used in) financing
  activities.........................................      (311,033)    47,309,471      5,190,898
                                                       -------------  -------------  -------------
Net increase (decrease) in cash and cash
  equivalents........................................   (24,020,829)    23,739,310     (1,182,481)
Cash and cash equivalents at beginning of year.......    29,112,255      5,372,945      6,555,426
                                                       -------------  -------------  -------------
Cash and cash equivalents at end of year.............  $  5,091,426   $ 29,112,255   $  5,372,945
                                                       =============  =============  =============

                See Notes to Consolidated Financial Statements.

                          CARDIAC PATHWAYS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1997

 1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Nature of Business

     Cardiac Pathways Corporation, a Delaware corporation (the "Company"), designs, develops and manufactures minimally invasive systems to diagnose and treat cardiac tachyarrhythmias.

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

  Reincorporation and Reverse Stock Split

     In March 1996, the Company's Board of Directors authorized the reincorporation of the Company in the state of Delaware and a 2-for-3 reverse stock split. The reincorporation was effected in May 1996 following stockholder approval. In June 1996, the Company completed its initial public offering of 2,500,000 shares of common stock at a price of $19.00 per share, raising net proceeds of $43,137,000. Each share of the Company's outstanding convertible preferred stock was automatically converted to a share of common stock during the initial public offering. Effective upon the closing of the initial public offering, the Company became authorized to issue 5,000,000 shares of $.001 par value preferred stock and 30,000,000 shares of $.001 par value common stock (see
Note 4). All par value, share and per share amounts have been retroactively adjusted to reflect the reverse stock split and the Company's reincorporation.

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

     The Company sells its products to distributors primarily in the United States, Japan and Europe (see Note 10). The Company does not require collateral and maintains reserves for estimated credit losses. To date, such losses have been within management's expectations and have not been significant.

                          CARDIAC PATHWAYS CORPORATION

                                 JUNE 30, 1997

  Cash, Cash Equivalents and Short-term Investments

     The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. All other liquid investments are classified as short-term investments and consist primarily of U.S. government agency instruments, corporate obligations and money market instruments.

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

     The cost of held-to-maturity securities is adjusted for the amortization of premiums and the accretion of discounts to maturity. Such amortization of premiums and accretion of discounts are included in interest income. At June 30, 1997 and 1996, these securities were valued at amortized cost, which approximates fair value.

     The following is a summary of held-to-maturity and available-for-sale securities at June 30, 1997:

                                                               GROSS        GROSS
                                                AMORTIZED    UNREALIZED   UNREALIZED    ESTIMATED
                   DESCRIPTION                    COST         GAINS        LOSSES     FAIR VALUE
    -----------------------------------------  -----------   ----------   ----------   -----------
    Held-to-maturity:
      U.S. government agency.................  $15,485,479    $  1,495     $  (9,079)  $15,477,895
      U.S. corporate obligations.............   20,329,767      12,511       (10,168)   20,332,110
    Available-for-sale:
      Auction rate preferred stock...........    2,100,000          --            --     2,100,000
      U.S. corporate obligations.............    1,055,206          --        (1,626)    1,053,580
                                               -----------     -------      --------   -----------
                                                38,970,452      14,006       (20,873)   38,963,585
    Amounts classified as cash equivalents...    2,494,918         139            --     2,495,057
                                               -----------     -------      --------   -----------
    Amounts included in short-term
      investments............................  $36,475,534    $ 13,867     $ (20,873)  $36,468,528
                                               ===========     =======      ========   ===========

     There were no realized gains or losses as a result of the maturity or sale of securities for the year ended June 30, 1997. The cost of securities sold is based on the specific identification method. Held-to-maturity securities at June 30, 1997 mature at various dates through June 1998.

     The following is a summary of held-to-maturity and available-for-sale securities at June 30, 1996:

                                                               GROSS        GROSS
                                                AMORTIZED    UNREALIZED   UNREALIZED    ESTIMATED
                   DESCRIPTION                    COST         GAINS        LOSSES     FAIR VALUE
    -----------------------------------------  -----------   ----------   ----------   -----------
    Held-to-maturity:
      U.S. government agency.................  $ 3,981,271    $     --     $    (404)  $ 3,980,867
      U.S. corporate obligations.............   19,748,126       3,008        (4,473)   19,746,661
    Available-for-sale:
      Auction rate preferred stock...........    5,000,000          --            --     5,000,000
                                               -----------     -------      --------   -----------
                                                28,729,397       3,008        (4,877)   28,727,528
    Amounts classified as cash equivalents...    4,968,585          70          (170)    4,968,485
                                               -----------     -------      --------   -----------
    Amounts included in short-term
      investments............................  $23,760,812    $  2,938     $  (4,707)  $23,759,043
                                               ===========     =======      ========   ===========

                          CARDIAC PATHWAYS CORPORATION

                                 JUNE 30, 1997

     There were no realized gains or losses as a result of the maturity or sale of securities for the year ended June 30, 1996.

  Inventory

     Inventories are stated at the lower of cost (determined using the first-in, first-out method) or market and consist of the following:

                                                               JUNE 30,
                                                         ---------------------
                                                           1997         1996
                                                         --------     --------
                Raw materials..........................  $252,349     $125,459
                Work-in-process........................    26,929           --
                Finished goods.........................   140,727       37,057
                                                         --------
                                                         $420,005     $162,516
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

     Property and equipment consist of the following:

                                                              JUNE 30,
                                                      -------------------------
                                                         1997           1996
                                                      ----------     ----------
                Property and equipment:
                  Equipment.........................  $4,799,030     $3,472,535
                  Leasehold improvements............     274,307         83,047
                  Equipment-in-process..............   1,076,157      1,027,872
                                                      ----------     ----------
                                                       6,149,494      4,583,454
                Less accumulated depreciation and
                  amortization......................   3,008,645      1,748,099
                                                      ----------     ----------
                                                      $3,140,849     $2,835,355
                                                      ==========     ==========

  Revenue Recognition

     Revenue from disposable products is recognized at the time of shipment. Revenue from equipment is recognized upon shipment and the completion of certain installation and acceptance criteria.

  Product Warranties

     The Company warrants its equipment for a period of one year. The Company provides for estimated warranty costs concurrent with the recognition of revenue.

  Royalty Income

     At June 30, 1997 and 1996, the Company had $2,950,473 and $3,000,000 of
deferred royalty income, respectively, related to one of its diagnostic catheter systems (see Note 9). Income earned from this royalty agreement is recorded as a component of net sales.

                          CARDIAC PATHWAYS CORPORATION

                                 JUNE 30, 1997

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

  Net Loss Per Share

     Except as noted below, historical net loss per share is computed using the weighted average number of shares of common stock outstanding. Common equivalent shares from stock options and convertible preferred stock and warrants are excluded from the computation as their effect is antidilutive, except that, pursuant to the Securities and Exchange Commission Staff Accounting Bulletins, common and common equivalent shares issued at prices substantially below the public offering price during the twelve-month period prior to the filing of the initial public offering have been included in the calculation as if they were outstanding for all periods presented prior to the offering (using the treasury stock method).

     Historical net loss per share information is as follows:

                                                         YEAR ENDED JUNE 30,
                                                      -------------------------
                                                         1996           1995
                                                      ----------     ----------
                Net loss per share................    $    (3.95)    $    (4.43)
                                                      ==========     ==========
                Shares used in computing net loss
                  per share.......................     2,375,000      2,182,000
                                                      ==========     ==========

  Pro Forma Net Loss Per Share

     Pro forma net loss per share has been computed as described above and also gives effect to the conversion of convertible preferred shares not included above that automatically converted to common stock upon completion of the Company's initial public offering (using the if-converted method) from the original date of issuance.

  Stock-Based Compensation

     The Company accounts for its stock-based compensation arrangements using the intrinsic-value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and accordingly, has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 (FAS 123), "Accounting for Stock-Based Compensation." These provisions require the Company to disclose pro forma net loss and net loss per share amounts as if compensation expense related to certain stock awards were recognized based on the fair value accounting rules under FAS 123 (see Note 4).

  Reclassifications

     Certain reclassifications have been made to the prior years' financial statements to conform to the June 30, 1997 presentation. Such reclassifications had no effect on the results of operations or accumulated deficit.

                          CARDIAC PATHWAYS CORPORATION

                                 JUNE 30, 1997

  Recent Pronouncements

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (FAS 128), "Earnings per Share," which the Company will adopt on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating basic earnings per share, the dilutive effect of stock options will be excluded. The Company has studied the implications of FAS 128 and does not expect its adoption to have a material impact on the Company's calculation of earnings per share.

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 (FAS 130), "Reporting Comprehensive Income" which requires the reporting and presentation of comprehensive income and its components in the financial statements. Comprehensive income reflects certain items not currently reported in measuring net income such as changes in value of available-for-sale securities and foreign currency translation adjustments. FAS 130 will become effective for the Company's year ending June 30, 1999.

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 (FAS 131), "Disclosures about Segments of an Enterprise and Related Information" which supersedes the current segment reporting requirements of Statement of Financial Accounting Standards No. 14 (FAS 14), "Financial Reporting for Segments of a Business Enterprise," as amended. FAS 131 requires the reporting of certain financial and other disclosures related to the Company's operating segments which are identified using a "management approach." Operating segments are revenue-producing components of the business for which separate financial information is produced internally and are subject to evaluation by the chief operating decision maker in the resource allocation process. FAS 131 will become effective for the Company's year ending June 30, 1999.

 2. COMMITMENTS

     The Company leases facilities and equipment under noncancelable lease agreements. Future minimum lease payments were as follows:

                                                            JUNE 30, 1997
                                                       -----------------------
                                                        CAPITAL       OPERATING
                                                         LEASES        LEASES
                                                       ----------     --------
                 1998................................  $  853,890     $363,919
                 1999................................     418,834      129,511
                 2000................................      84,358        9,730
                                                       ----------     --------
                      Total minimum lease payments...   1,357,082     $503,160
                                                                      ========
                 Less amount representing interest...     115,681
                                                       ----------
                 Present value of minimum lease
                   payments..........................   1,241,401
                 Less current portion................     768,813
                                                       ----------
                 Long-term portion...................  $  472,588
                                                       ==========

     The Company leases its facility under a noncancelable operating lease agreement that extends through October 1998. Rent expense, net of sublease income, was approximately, $322,000, $301,000, and $292,000 for the years ended June 30, 1997, 1996 and 1995, respectively. Sublease income for the years ended June 30, 1997, 1996 and 1995 was $45,000, $65,000 and $58,000, respectively. The
Company leases certain equipment under long-term leases, the terms of which qualify as capital leases. Capital lease obligations are collateralized with leased equipment.

                          CARDIAC PATHWAYS CORPORATION

                                 JUNE 30, 1997

     The Company's equipment acquired under capital lease arrangements and related accumulated amortization are as follows:

                                                             JUNE 30,
                                                     -------------------------
                                                        1997           1996
                                                     ----------     ----------
                 Equipment at cost.................  $3,157,000     $2,333,000
                 Less accumulated amortization.....   1,779,000      1,109,000
                                                     ----------     ----------
                                                     $1,378,000     $1,224,000
                                                     ==========     ==========

 3. NOTE PAYABLE

     At June 30, 1997, the Company had a $4,500,000 note payable due to a European biomedical company. The note bears interest at the prime rate (8.50% at June 30, 1997) as quoted in The Wall Street Journal, and all principal and accrued interest are due on June 27, 1999.

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

 4. STOCKHOLDERS' EQUITY

  Common Stock

     The Company is authorized to issue 30,000,000 shares of common stock, $.001 par value per share, of which a total of 9,523,540 shares were outstanding at June 30, 1997. In June 1996, the Company completed its initial public offering of 2,500,000 shares of common stock, raising net proceeds of approximately $43,137,000. Upon completion of the offering, all of the preferred stock outstanding automatically converted into 5,449,702 shares of common stock.

  Preferred Stock

     The Company is authorized to issue 5,000,000 shares of undesignated preferred stock, $.001 par value per share. Preferred stock may be issued from time to time in one or more series. The Board of Directors is authorized to determine the rights, preferences, privileges, and restrictions granted to and imposed upon any wholly unissued series of preferred stock and to fix the number of shares of any series of preferred stock and the designation of any such series without any vote or action by the Company's stockholders. At June 30, 1997 and 1996, the Company had no shares of preferred stock outstanding.

  Stock Warrants

     The Company has issued warrants to purchase common stock in connection with various financing and lease agreements. The fair value of warrants issued in connection with lease transactions was expensed as incurred. The following warrants to purchase common stock were outstanding at June 30, 1997:

                             PRICE
           RESERVED FOR       PER        AGGREGATE       EXPIRATION
SHARES       ISSUANCE        SHARE         PRICE            DATE
-------    ------------     --------     ----------     ------------
 19,999       19,999        $   8.70     $  173,991        June 2001
 76,972       76,972          13.125      1,010,258        June 2001
 11,000       11,000           15.00        165,000        June 2001

                          CARDIAC PATHWAYS CORPORATION

                                 JUNE 30, 1997

  Stock Option Plans

     In July 1991, the Board of Directors of the Company approved the Company's 1991 Stock Option Plan (the "Plan"). The Plan provides for the issuance of incentive and nonstatutory options to employees, officers, and consultants of the Company to acquire common stock of the Company. The Plan provides for the granting of options for up to 1,887,030 shares of common stock of the Company. The exercise price of incentive stock options granted under the Plan may not be less than 100% (110% in the case of any options granted to a person who owns more than 10% of the total combined voting power of all classes of stock of the Company) of the fair market value of the common stock subject to the option on the date of grant. Options granted under the Plan generally become exercisable over a four-year period and generally expire ten years from the date of grant. Expired options become available under the Plan. At June 30, 1997, a total of 1,132,550 shares of common stock has been reserved for issuance under the Plan.

     In September 1996 and April 1997, the Board of Directors authorized the exchange of certain stock option grants at the then fair market values of the Company's common stock. These exchanges were voluntary and open to all employees holding options subsequent to certain dates. In September 1996, options to purchase 28,651 shares of common stock at prices ranging from $12.75 to $15.00 per share were exchanged for options to purchase a like number of shares at $12.00 per share. Under the September 1996 exchange, all previous vesting of the related options was forfeited. In April 1997, options to purchase 154,628 shares of common stock at prices ranging from $8.50 to $17.00 per share were exchanged for options to purchase a like number of shares at $6.63 per share. Vesting terms were not modified under the April 1997 exchange, however, no vested options related to the exchange are exercisable for a period of 180 days following the exchange.

     During the years ended June 30, 1997 and 1996, the Company recorded deferred compensation of approximately $856,000 and $192,000, respectively, representing the difference between the grant price and the fair value of the Company's common stock for certain options granted during those years. The deferred compensation is amortized over the period for which the related stock options become exercisable, which is generally four years. Amortization of deferred compensation was approximately $244,000 and $36,000 for the years ended June 30, 1997 and 1996, respectively.

     In April 1996, the Company adopted the 1996 Director Option Plan (the "Director Plan"). The Director Plan provides for the granting of options for up to 20,000 shares of common stock of the Company. The option grants under the Director Plan are automatic and non-discretionary, and the exercise price of the options is 100% of the fair market value of the common stock on the grant date. The Director Plan provides for an initial grant of options to purchase 13,000 shares of common stock to each new non-employee director. In addition, each non-employee director will automatically be granted an option to purchase 700 shares of common stock annually. Options granted under the Director Plan become exercisable over a four-year period and expire ten years from the date of grant. At June 30, 1997, a total of 20,000 shares of common stock has been reserved for issuance under the Director Plan.

     The fair value of option grants related to the above plans is estimated on the date of grant using the Black-Scholes pricing model with the following assumptions for the years ended June 30, 1997 and 1996:

                Risk-free interest rate..........................  6.02%
                Expected life....................................  3.49 years
                Expected volatility..............................  72.62%
                Dividend yield...................................  --

                          CARDIAC PATHWAYS CORPORATION

                                 JUNE 30, 1997

     The following is a summary of activity under the stock option plans:

                                              1997                   1996                   1995
                                      --------------------   --------------------   --------------------
                                                  WEIGHTED               WEIGHTED               WEIGHTED
        YEAR ENDED JUNE 30,                       AVERAGE                AVERAGE                AVERAGE
------------------------------------              EXERCISE               EXERCISE               EXERCISE
           STOCK OPTIONS               SHARES      PRICE      SHARES      PRICE      SHARES      PRICE
------------------------------------  ---------   --------   ---------   --------   ---------   --------
Outstanding at July 1...............  1,045,172    $ 1.91    1,093,884    $ 0.85      819,478    $ 0.52
  Granted...........................    615,917    $ 8.16      379,408    $ 4.52      475,364    $ 1.38
  Exercised.........................   (216,642)   $ 1.41     (384,446)   $ 1.49      (84,281)   $ 0.54
  Canceled..........................   (416,685)   $ 7.43      (43,674)   $ 1.96     (116,677)   $ 0.99
                                      ---------              ---------              ---------
Outstanding at June 30..............  1,027,762    $ 3.52    1,045,172    $ 1.91    1,093,884    $ 0.85
                                      =========              =========              =========
Exercisable at June 30..............    454,390    $ 1.12      400,194    $ 0.94      477,726    $ 0.56

Weighted average fair value of
  options granted...................                $4.70                  $2.22
Shares available for grant..........    124,788                304,020                643,086

     The following table summarizes information for outstanding and exercisable options at June 30, 1997:

                                     OPTIONS OUTSTANDING
                    -----------------------------------------------------           OPTIONS EXERCISABLE
                                    WEIGHTED AVERAGE                          --------------------------------
   RANGE OF           NUMBER           REMAINING         WEIGHTED AVERAGE       NUMBER        WEIGHTED AVERAGE
EXERCISE PRICES     OUTSTANDING     CONTRACTUAL LIFE      EXERCISE PRICE      OUTSTANDING      EXERCISE PRICE
---------------     -----------     ----------------     ----------------     -----------     ----------------
$ 0.23 - $ 0.87        282,724            5.47                $ 0.54            263,856            $ 0.52
$ 1.32 - $ 3.30        314,693            7.51                $ 1.46            178,141            $ 1.42
$ 5.78 - $ 6.63        378,045            9.36                $ 6.51              7,254            $ 6.13
$ 7.75 - $15.00         52,300            9.57                $10.44              5,139            $14.06
                     ---------            ----                 -----            -------            ------
$  .23 - $15.00      1,027,762            7.73                $ 3.52            454,390            $ 1.12

  Employee Stock Purchase Plan

     In April 1996, the Company adopted the 1996 Employee Stock Purchase Plan (the "Purchase Plan"). The Purchase Plan provides for the purchase by employees of up to 53,000 shares of the Company's common stock. The Purchase Plan provides for consecutive, overlapping 24-month offering periods. Each offering period consists of four semi-annual purchase periods and is designed to allow eligible employees to purchase common stock through payroll deductions at a price equal to 85% of the lesser of the fair market value of the Company's common stock on the first day of the applicable offering period or the last day of the respective purchase period. During the year ended June 30, 1997, a total of 37,566 shares were purchased under the Purchase Plan at prices of $5.53 and $9.35 per share. There were no shares purchased during the year ended June 30, 1996. At June 30, 1997, there were 15,434 shares reserved for issuance under the Purchase Plan.

     The estimated fair value of purchase rights under the Company's Employee Stock Purchase Plan is determined using the Black-Scholes pricing model with the following assumptions for the year ended June 30, 1997:

                Risk-free interest rate...........................  5.41%
                Expected life.....................................  6 months
                Expected volatility...............................  72.62%
                Dividend yield....................................  --

     For the year ended June 30, 1997, the weighted average fair value of purchase rights under the plan was $3.87.

                          CARDIAC PATHWAYS CORPORATION

                                 JUNE 30, 1997

  Pro Forma Compensation Expense

     The Company has adopted the disclosure-only provisions of FAS 123, and accordingly, no compensation expense has been recorded for stock awards based on the fair value method for the years ended June 30, 1997 and 1996. Had compensation expense for the Company's stock plans been determined based on the fair value methodology, the Company's net loss and net loss per share would have been reported as the following pro forma amounts:

                                                       YEAR ENDED JUNE 30,
                                                   ----------------------------
                                                       1997            1996
                                                   ------------     -----------
                Net loss -- as reported..........  $(12,865,594)    $(9,369,164)
                Net loss -- pro forma............  $(14,094,538)    $(9,636,827)
                Net loss per share -- as
                  reported.......................  $      (1.37)    $     (1.33)
                Net loss per share -- pro
                  forma..........................  $      (1.50)    $     (1.37)

     The above pro forma effects on the results of operations may not be representative of the effects for future years as option grants typically vest over several years and additional options are generally granted each year. Furthermore, as FAS 123 applies only to options granted after July 1, 1995, the pro forma effect will not be fully reflected until the year ended June 30, 1999.

  Stockholder Rights Plan

     In April 1997, the Board of Directors approved a stockholder rights plan and declared a dividend of one preferred share purchase right (a "Right") for each outstanding share of common stock of the Company to holders of record as of April 30, 1997. Each Right will entitle stockholders to purchase 1/1000(th) of a share of Series A participating preferred stock of the Company (a newly designated series of preferred stock for which each 1/1000(th) of a share has economic attributes and voting rights equivalent to those of one share of the Company's common stock) at an exercise price of $125. The Rights only become exercisable in certain limited circumstances involving acquisitions of or tender offers for 15% or more of the Company's capital stock by another person or group of persons. For a limited period of time after the announcement of any such acquisition or offer, the Rights are redeemable at a price of $.01 per Right. After becoming exercisable, each Right entitles its holder to purchase for $125 an amount of common stock of the Company, or in certain circumstances, securities of the acquiror, having a then current market value equal to two times the exercise price of the Right. The Rights expire on April 21, 2007.

 5. INCOME TAXES

     Due to operating losses and the inability to recognize an income tax benefit therefrom, there was no provision for income taxes for the years ended June 30, 1997, 1996 and 1995.

     As of June 30, 1997, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $38,000,000 and $8,800,000, respectively. In addition, the Company had research credit carryforwards of approximately $2,200,000. The net operating loss and credit carryforwards described above will expire at various dates beginning in the years 1998 through 2012, if not utilized. Approximately $3,000,000 of the federal net operating loss disclosed above is subject to an annual limitation on utilization of approximately $1,000,000 due to the Section 382 ownership change rules of the Internal Revenue Code.

                          CARDIAC PATHWAYS CORPORATION

                                 JUNE 30, 1997

     Deferred income taxes reflect the net effects of tax carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets were as follows:

                                                            JUNE 30,
                                                  -----------------------------
                                                      1997             1996
                                                  ------------     ------------
                Net operating loss
                  carryforwards...............    $ 13,400,000     $  9,100,000
                Capitalized research costs....       1,400,000          900,000
                Research credit
                  carryforwards...............       2,000,000        1,400,000
                Deferred revenue..............       1,100,000        1,200,000
                Other.........................         800,000          300,000
                                                  ------------     ------------
                  Subtotal....................      18,700,000       12,900,000
                Valuation allowance...........     (18,700,000)     (12,900,000)
                                                  ------------     ------------
                     Total deferred tax
                       asset..................    $         --     $         --
                                                  ============     ============

     The increase in the valuation allowance was approximately $5,800,000 and $3,600,000 for years ended June 30, 1997 and 1996, respectively.

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

  Dependence on Key Suppliers

     The Company purchases certain key components of its products, including a computer workstation, a fluid pump, certain integrated circuit components, flex circuits and biocompatible coatings from sole, single or limited source suppliers. Any significant component supply delay or interruption could require the Company to qualify new sources of supply, if available, and could have a material adverse effect on the Company's ability to manufacture its products.

 7. SUPPLEMENTAL CASH FLOW INFORMATION

                                                  1997         1996          1995
                                                --------     --------     ----------
            Capital lease obligations incurred
              to acquire equipment............  $823,885     $176,818     $1,319,064
            Issuance of note receivable in
              connection with stock option
              exercise........................  $     --     $385,000     $       --
            Cash paid for interest............  $143,887     $149,193     $  119,936

                          CARDIAC PATHWAYS CORPORATION

                                 JUNE 30, 1997

 8. NOTES RECEIVABLE

     In March 1996, the Company entered into an employment agreement with an officer of the Company pursuant to which it loaned $385,000 to the officer at an annual interest rate of 5.88%. The proceeds of the loan were used to exercise a stock option granted to this officer in January 1996. The loan is due upon the sale of the shares, or any portion thereof, underlying the option up to an amount equal to fifty percent (50%) of the proceeds from such sale. The outstanding balance of the note and accrued interest is due and payable on the earlier of the termination of the officer's employment, or January 2001. In December 1996, the Company loaned $197,450 to the officer at an annual interest rate of 6.40% pursuant to the same employment agreement. The proceeds of the loan were used to pay certain federal and state income taxes related to the above stock option exercise. The loan is due upon the sale of the shares, or any portion thereof, underlying the option up to an amount equal to fifty percent (50%) of the proceeds from such sale. The outstanding balance of the note and accrued interest is due and payable on the earlier of the termination of the officer's employment, or December 2001.

     In fiscal 1993, the Company received a $200,000 promissory note from a consultant and former director of the Company. The full recourse note had an interest rate of 5.68% per annum, compounded annually, and was secured by approximately 524,514 shares of the Company's common stock held by the consultant. The principal and all accrued interest became payable upon the effectiveness of the Company's initial public offering and was repaid in August 1996.

     The Company has made loans to employees and an officer in connection with their relocation to the Company's geographic area. The aggregate outstanding balance of these loans was $34,000 at June 30, 1997. These full recourse notes, which are unsecured, may be forgiven at the end of four years and are charged to expense in some circumstances. In addition, the Company has made full recourse unsecured loans to certain officers and a director of the Company in the aggregate amount of $151,000 at June 30, 1997 in connection with the purchase of the Company's stock and certain federal and state income tax obligations arising therefrom.

 9. RELATIONSHIP WITH ARROW INTERNATIONAL, INC.

     The Company entered into an agreement with Arrow International, Inc. (Arrow) whereby the Company sold an aggregate of 606,667 shares of Series F preferred stock (which automatically converted to common stock upon the closing of the Company's initial public offering in June 1996) at $15.00 per share in June 1995 and December 1995 for an aggregate purchase price of approximately $9,100,000. In addition, Arrow acquired distribution and manufacturing rights related to certain of the Company's diagnostic catheter products and the Company received a $3,000,000 prepaid royalty from Arrow in December 1995. This amount was recorded as deferred royalty income and will be amortized to income as the catheter products are manufactured and sold by Arrow. The royalty rate is 5% of the sales price of the related products. For the year ended June 30, 1997 the Company recorded royalty income of approximately $50,000. There was no royalty income recorded during the year ended June 30, 1996.

                          CARDIAC PATHWAYS CORPORATION

                                 JUNE 30, 1997

10. INDUSTRY SEGMENT, CUSTOMER AND GEOGRAPHIC INFORMATION

     The Company operates in a single industry segment and revenues primarily consist of product sales to three significant distributors in the United States, Japan and Europe. The relative percentage of net sales for these distributors is summarized as follows:

                                                       YEAR ENDED JUNE 30,
                                                     -----------------------
                                                     1997      1996      1995
                                                     ---       ---       ---
                Distributor A......................  66%       54%       15%
                Distributor B......................  17%       33%       --%
                Distributor C......................  13%       13%       57%

     All export and other foreign sales are denominated in U.S. dollars. Export and other foreign sales to Japan and Europe represented 66% and 16%, respectively, of the Company's net sales for the year ended June 30, 1997. For the years ended June 30, 1996 and 1995, export and other foreign sales to Japan were 54% and 15% of net sales, respectively, and export and other foreign sales to Europe were 13% and 85% of net sales. Sales to unaffiliated customers from the U.S. and the Company's European operations were approximately $2,024,000 and $385,000, respectively, for the year ended June 30, 1997. Sales to unaffiliated customers from the U.S. and the Company's European operations were approximately $1,283,000 and $401,000, respectively, for the year ended June 30, 1996, and $0 and $115,000, respectively, for the year ended June 30, 1995. Identifiable assets of the Company's two foreign subsidiaries are not significant.

11. RELATED PARTY TRANSACTIONS

     During the years ended June 30, 1997 and 1996, the Company entered into certain transactions (described below) with Somnus Medical Technologies, Inc. ("Somnus"). There are two officers of the Company who have a direct financial interest in Somnus. The Company had a sublease agreement with Somnus for approximately 6,900 square feet. In addition, the Company had a shared services and equipment rental agreement whereby the Company would provide, at the request of Somnus, certain facilities and administrative support services, and would rent certain office furniture and equipment to Somnus on a month-to-month basis. Both agreements terminated on March 31, 1997. For the years ended June 30, 1997 and 1996, the Company recorded rental and related income under the agreements of $96,000 and $22,000, respectively.

     During the years ended June 30, 1996 and 1995, the Company entered into certain transactions (described below) with Intella Interventional Systems, Inc. ("Intella"). There are two members of the Board of Directors of the Company who are on the Board of Directors of Intella, and one officer of the Company is also on the Board of Directors of Intella. In addition, Intella and the Company have certain common investor groups.

     The Company had a sublease agreement with Intella for approximately 6,300 square feet which terminated on September 30, 1995. Thereafter, Intella opted to continue the sublease arrangement on a month-to-month basis through May 17, 1996, after which the sublease was terminated. For the years ended June 30, 1996 and 1995, the Company recorded rental income (inclusive of certain facilities and related charges) from Intella of approximately $92,000 and $104,000, respectively, under the sublease. In addition, the Company had a shared services agreement with Intella whereby the Company and Intella shared the services of certain employees of each company, and the Company provided Intella certain engineering, and support services. The shared services agreement was on a month-to-month basis, and for the years ended June 30, 1996 and 1995, the Company recorded a net amount of $19,000 and $27,000 respectively, under the shared services agreement after taking into consideration amounts due Intella. For the years ended June 30, 1996 and 1995, the Company sold $0 and $33,000, respectively, in raw materials and equipment, at cost to Intella.

                          CARDIAC PATHWAYS CORPORATION

                                 JUNE 30, 1997

12. EMPLOYEE BENEFIT PLAN

     The Company has an employee 401(k) salary deferral plan that allows voluntary contributions by all full-time employees. Eligible employees may contribute from 1% to 15% of their respective compensation, subject to statutory limitations, and the Company may match a percentage of employee contributions at the discretion of the Board of Directors. The Company made matching contributions to certain eligible employees in the plan of approximately $27,000, $4,500 and $1,800 for the years ended June 30, 1997, 1996 and 1995, respectively.

13. SUBSEQUENT EVENT (UNAUDITED)

     In August 1997, the Board of Directors approved increases in the number of shares reserved for issuance under the Company's stock plans as follows; 380,000 shares under the 1991 Stock Option Plan, 20,000 shares under the 1996 Director Option Plan and 70,000 shares under the 1996 Employee Stock Purchase Plan. These increases are subject to stockholder approval at the 1997 Annual Meeting of Stockholders.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                                                             ADDITIONS
                                             BALANCE AT      CHARGED TO                    BALANCE AT
                                            BEGINNING OF     COSTS AND                       END OF
                 DESCRIPTIONS                  PERIOD         EXPENSES      DEDUCTIONS       PERIOD
    --------------------------------------  ------------     ----------     ----------     ----------
    Allowance for Doubtful Accounts:
    June 30, 1995.........................     $   --          $9,500        $     --        $9,500
    June 30, 1996.........................      9,500           2,000          (2,000)        9,500
    June 30, 1997.........................      9,500              --              --         9,500

                                 EXHIBIT INDEX

                                                                                     SEQUENTIALLY
  EXHIBIT                                                                              NUMBERED
   NUMBER                                 DESCRIPTION                                    PAGE
  --------     ------------------------------------------------------------------    ------------
   3.1(1)      Restated Certificate of Incorporation of the Registrant...........
   3.2(1)      Bylaws of Registrant..............................................
   4.1(2)      Preferred Share Rights Agreement, dated April 22, 1997 between the
               Registrant and Norwest Bank Minnesota, N.A........................
  10.1(1)      Form of Indemnification Agreement between the Registrant and each of its directors and officers.....................................
  10.2(1)      1991 Stock Plan and form of Stock Option Agreement thereunder.....
  10.3(1)      1996 Director Option Plan and form of Director Stock Option
               Agreement thereunder..............................................
  10.4(1)      1996 Employee Stock Purchase Plan and forms of agreement
               thereunder........................................................
  10.5+(1)     OEM Agreement between Registrant and Liebel-Flarsheim Company dated June 22, 1994...............................................
  10.6+(1)     License Agreement between Registrant and BSI Corporation dated
               October 21, 1994..................................................
  10.7(1)      Loan Agreement between the Registrant and Dideco S.p.A. dated June
               23, 1994, as amended by Amendment to Loan Agreement dated June 22,
               1995 and Amendment No. 2 to Loan Agreement dated April 10, 1996...
  10.8+(1)     Exclusive License Agreement dated May 24, 1995....................
  10.9(1)      Manufacturing and Supply Agreement between the Registrant and
               Arrow International Inc. dated March 8, 1995......................
  10.10(1)     Exclusive International Distributor Agreement between the
               Registrant and Arrow International dated March 8, 1995............
  10.11(1)     Lease dated June 25, 1993 between the Registrant and Brock
               Properties........................................................
  10.12(1)     Master Lease Agreement dated December 1, 1993 between the
               Registrant and Linc Capital Management Services, Ltd., as
               amended...........................................................
  10.13(1)     Shareholder Rights Agreement, as amended to date, dated June 13,
               1995, between the Registrant and certain holders of the Company's securities........................................................
  10.14(1)     Consulting Agreement dated June 1, 1995 between the Registrant and
               Mir Imran.........................................................
  11.1         Statement Regarding Computation of Net Loss Per Share.............
  23.1         Consent of Ernst & Young LLP, Independent Auditors................
  24.1         Power of Attorney (see page 49)...................................
  27.1         Financial Data Schedule...........................................

---------------

 + Confidential treatment has been granted for portions of these agreements. Omitted portions have been filed separately with the Commission.

(1) Incorporated by reference to exhibits filed with Registrant's Registration Statement on Form S-1 (Reg. No. 333-3616) as declared effective by the Commission on June 12, 1996.

(2) Incorporated by reference to exhibits filed with the Registrant's Registration Statement on Form 8-A (Reg. No. 000-28372) as declared effective by the Commission on May 22, 1997.