Form 10-Q
period 1997-09-30
CARDIAC PATHWAYS CORP
filed 1997-10-23
CIK 1012367

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549
                      -------------------------------------

                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
     For the quarterly period ended September 30, 1997

                                       or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
     For the transition period from ________________to_______________.


                        COMMISSION FILE NUMBER: 000-28372

                          CARDIAC PATHWAYS CORPORATION

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                DELAWARE                                         77-0278793
      State or other jurisdiction                             (I.R.S. Employer
   of incorporation or organization)                         Identification No.)


   995 BENECIA AVENUE, SUNNYVALE, CA                                94086
(Address of principal executive offices)                          (Zip Code)


Registrant's telephone number, including area code:  (408) 737-0505



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  [X] Yes   [ ] No


As of October 21, 1997 there were 9,529,805 shares of the Registrant's Common Stock outstanding.

                          CARDIAC PATHWAYS CORPORATION

                                      INDEX

PART I.      FINANCIAL INFORMATION                                                PAGE NO.
Item 1.      Financial  Statements and Notes (Unaudited)

             Consolidated Balance Sheets as of September 30, 1997 and
             June 30, 1997 .....................................................      3

             Consolidated Statements of Operations for the three months
             ended September 30, 1997 and 1996 .................................      4

             Consolidated Statements of Cash Flows for the three months
             ended September 30, 1997 and 1996..................................      5

             Notes to Consolidated Financial Statements.........................      6

Item 2.      Management's Discussion and Analysis of Financial Condition
             and Results of Operations .........................................      8


PART II.     OTHER INFORMATION

Item 2.      Changes in Securities .............................................     25

Item 4.      Submission of Matters to a Vote of Security Holders................     25


Item 6.      Exhibits and Reports on Form 8-K...................................     26

SIGNATURES       ...............................................................     27

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND NOTES


                          CARDIAC PATHWAYS CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)


                                                                               September 30,       June 30,
                                                                                   1997             1997(1)
                                                                               ------------       ------------
                                     ASSETS
Current assets:
   Cash and cash equivalents                                                   $  8,111,172       $  5,091,426
   Short-term investments                                                        29,280,442         36,475,534
   Accounts receivable, net of allowance for doubtful accounts
      of $16,500 at September 30, 1997 and $9,500 June 30, 1997                     286,387            168,828
   Receivable from related party                                                      1,552              1,552
   Inventories                                                                      413,159            420,005
   Prepaid expenses                                                                 353,276            411,758
   Other current assets                                                             441,373            528,528
                                                                               ------------       ------------
             Total current assets                                                38,887,361         43,097,631
Property and equipment, net                                                       3,079,338          3,140,849
Notes receivable from related parties                                               242,705            319,491
Deposits and other assets                                                           107,459             97,283
                                                                               ------------       ------------
                                                                               $ 42,316,863       $ 46,655,254
                                                                               ============       ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                             $    419,682       $    788,384
  Accrued compensation and related benefits                                         610,476            462,814
  Accrued clinical expenses                                                         763,555            696,106
  Other accrued expenses                                                            719,508            870,242
  Current obligations under capital leases                                          635,394            768,813
                                                                               ------------       ------------
           Total current liabilities                                              3,148,615          3,586,359
Long-term obligations under capital leases                                          364,035            472,588
Deferred royalty income                                                           2,943,306          2,950,473
Note payable                                                                      4,500,000          4,500,000
Interest payable on note                                                          1,251,375          1,153,625
Commitments
Stockholders' equity:
   Preferred stock, $.001 par value; 5,000,000 shares authorized and none
        issued and outstanding at September 30, 1997 and June 30, 1997                   --                 --
   Common stock, $.001 par value; 30,000,000 shares authorized; 9,529,718 shares issued and outstanding at September 30, 1997 and 9,523,540
       at June 30, 1997                                                               9,530              9,524
   Additional paid-in capital                                                    79,206,373         79,089,193
   Receivables from stockholders                                                   (420,000)          (420,000)
   Accumulated deficit                                                          (47,985,583)       (43,918,832)
   Deferred compensation                                                           (700,788)          (767,676)
                                                                               ------------       ------------
           Total stockholders' equity                                            30,109,532         33,992,209
                                                                               ------------       ------------
                                                                               $ 42,316,863       $ 46,655,254
                                                                               ============       ============

(1) Derived from the Company's audited consolidated balance sheet as of June 30, 1997.


                See notes to consolidated financial statements.

                          CARDIAC PATHWAYS CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                       Three months ended
                                                          September 30,
                                                  -----------------------------
                                                      1997              1996
                                                  -----------       -----------
Net sales                                         $   561,787       $   779,205
Cost of goods sold                                    649,926           607,813
                                                  -----------       -----------
   Gross margin (deficit)                             (88,139)          171,392
Operating expenses:
   Research and development                         3,496,614         2,616,695
   Selling, general and administrative                863,995           680,062
                                                  -----------       -----------
           Total operating expenses                 4,360,609         3,296,757
                                                  -----------       -----------
Loss from operations                               (4,448,748)       (3,125,365)
Other income (expense):
   Interest income                                    557,441           696,441
   Interest expense                                  (187,338)         (125,031)
   Other, net                                          11,894             3,668
                                                  -----------       -----------
           Total other income (expense), net          381,997           575,078
                                                  -----------       -----------
Net loss                                          ($4,066,751)      ($2,550,287)
                                                  ===========       ===========

Net loss per share                                $     (0.43)      $     (0.27)
                                                  ===========       ===========

Shares used in computing
    net loss per share                              9,528,000         9,284,000
                                                  ===========       ===========


                See notes to consolidated financial statements.

                          CARDIAC PATHWAYS CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                  Three months ended
                                                                     September 30,
                                                            -------------------------------
                                                                1997               1996
                                                            ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                    $ (4,066,751)      $ (2,550,287)
Adjustments to reconcile net loss to net cash
   used in operating activities:
   Depreciation and amortization                                 315,237            238,418
   Amortization of deferred compensation                          66,888             42,930
   Issuance of common stock warrants                              60,351                 --
   Issuance of nonqualified stock options for services            46,963                 --
Changes in operating assets and liabilities:
   Accounts receivable                                          (117,559)          (138,544)
   Receivable from related party                                      --             21,725
   Inventories                                                     6,846           (111,812)
   Prepaid expenses                                               58,482             29,922
   Other current assets                                           87,155           (162,012)
   Accounts payable                                             (368,702)           (38,931)
   Accrued compensation and related benefits                     147,662            147,921
   Accrued clinical expenses                                      67,449                 --
   Other accrued expenses                                       (150,734)           (97,912)
   Interest payable                                               97,750             94,875
   Deferred royalty income                                        (7,167)                --
                                                            ------------       ------------
Net cash used in operating activities                         (3,756,130)        (2,523,707)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of short-term investments                           (8,160,108)       (21,922,146)
Maturities and sales of short-term investments                15,355,200          4,500,000
Purchases of property and equipment, net                        (253,726)                --
(Increase) decrease in notes receivable                           76,786            253,860
(Increase) in deposits and other assets                          (10,176)              (722)
                                                            ------------       ------------
Net cash provided by (used in) investing activities            7,007,976        (17,169,008)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments under capital lease obligations              (241,972)          (177,718)
Capital lease obligations incurred, net                               --            140,865
Proceeds from sale of common stock                                 9,872             47,765
                                                            ------------       ------------
Net cash provided by (used in) financing activities             (232,100)            10,912
                                                            ------------       ------------
Net increase (decrease) in cash and cash equivalents           3,019,746        (19,681,803)
   Cash and cash equivalents at beginning of period            5,091,426         29,112,255
                                                            ------------       ------------
   Cash and cash equivalents at end of period               $  8,111,172       $  9,430,452
                                                            ============       ============


                See notes to consolidated financial statements.

                                 CARDIAC PATHWAYS CORPORATION

                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                      SEPTEMBER 30, 1997
                                         (UNAUDITED)


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

        The operating results for the three month period ended September 30, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 1998. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1997.

2.      SHORT-TERM INVESTMENTS

        At September 30, 1997 and June 30, 1997, all short-term investments were classified as held-to-maturity and available-for-sale. The amortized cost of held-to-maturity securities is adjusted for the amortization of premiums and the accretion of discounts to maturity. Such amortization of premiums and accretion of discounts are included in interest income. At September 30, 1997 and June 30, 1997, these securities were valued at amortized cost, which approximates fair value. Available-for-sale securities are carried at fair value with unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity. To date, the Company has not experienced any significant unrealized gains or losses on available-for-sale securities and, accordingly, no adjustments have been made to stockholders' equity.

        The following is a summary of held-to-maturity and available-for-sale securities at cost, which approximates fair value:

                                               SEPTEMBER 30,      JUNE 30,
DESCRIPTION                                         1997            1997
-----------                                     -----------      -----------
Held-to-maturity:
   U.S. government agency                       $ 4,990,092      $15,485,479
   U.S. corporate obligations                    24,981,659       20,329,767

Available-for-sale:
   Auction rate preferred stock                   1,300,000        2,100,000
   U.S corporate obligations                             --        1,055,206
                                                -----------      -----------
                                                 31,271,751       38,970,452
Amounts classified as cash equivalents            1,991,309        2,494,918
                                                -----------      -----------

Amounts included in short-term investments      $29,280,442      $36,475,534
                                                ===========      ===========

        There were no realized gains or losses for the three-month periods ending September 30, 1997 and 1996. The cost of securities sold is based on the specific identification method. Held-to-maturity securities at September 30, 1997 mature at various dates through August 1998.

3.      CONSOLIDATED BALANCE SHEET COMPONENTS

        Certain balance sheet components are as follows:

                                             SEPTEMBER 30,      JUNE 30,
                                                  1997            1997
                                             -------------     ----------
        Inventories:

            Raw materials                       $213,019      $252,349
            Work-in-process                       46,687        26,929
            Finished goods                       153,453       140,727
                                                --------      --------
                                                $413,159      $420,005
                                                ========      ========

                                             SEPTEMBER 30,      JUNE 30,
                                                  1997            1997
                                             -------------     ----------
        Property and equipment:
            Equipment                          $5,254,922      $4,799,030
            Leasehold improvements                332,833         274,307
            Equipment-in-process                  815,465       1,076,157
                                               ----------      ----------
                                                6,403,220       6,149,494
            Less accumulated depreciation
            and amortization                    3,323,882       3,008,645
                                               ----------      ----------
                                               $3,079,338      $3,140,849
                                               ==========      ==========

4.       STOCK PLANS

        In August 1997, the Board of Directors approved increases in the number of shares reserved for issuance under the Company's stock plans as follows:
380,000 shares under the 1991 Stock Plan, 20,000 shares under the 1996 Director Option Plan and 70,000 shares under the 1996 Employee Stock Purchase Plan. These increases were approved by the stockholders at the 1997 Annual Meeting of Stockholders on October 14, 1997.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements based upon current expectations that involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, that include, but are not limited to, the risks discussed in "Factors That May Impact Future Operations" as well as those discussed in the following "Overview" section. These forward-looking statements include the statement in the first paragraph of "Overview" relating to expectations of operating losses, the statement in the second paragraph of "Overview" relating to anticipated filing and approval time periods for premarket approval ("PMA") applications and the commercialization of products that have received United States Food and Drug Administration ("FDA") marketing clearance or approval, the statements in the third paragraph of "Overview" related to the manufacturing, marketing and distribution of the Company's products, the statements in the last paragraph of "Net Sales," the statements in the last sentence of the first paragraph and the entire second paragraph of "Cost of Goods Sold," the statements in the last sentence of each of the "Research and Development" and "Selling, General, and Administrative" paragraphs, the statements regarding future capital expenditures in the third paragraph of "Liquidity and Capital Resources" and the Company's forecast in the fourth paragraph of "Liquidity and Capital Resources" of the period of time through which its financial resources will be adequate to support its operations.

OVERVIEW

        The Company was founded in April 1991 and to date has engaged primarily in researching, developing, testing and obtaining regulatory clearances for its products. The Company has experienced significant operating losses since inception and, as of September 30, 1997, had an accumulated deficit of $48.0 million. The Company has generated only limited revenues from sales of Radii supraventricular tachycardia mapping and ablation catheters, Trio/Ensemble diagnostic catheters, Mercator Mapping Baskets, Radiofrequency Generator Systems and Arrhythmia Mapping Systems. The Company expects its operating losses to continue through at least the end of calendar 1999 as it continues to expend substantial funds for clinical trials in support of regulatory approvals, expansion of research and development activities, establishment of commercial-scale manufacturing capabilities and expansion of sales and marketing activities.

        The Company believes that its Ventricular Tachycardia Ablation System, Arrhythmia Mapping Systems and Atrial Fibrillation Ablation System and their component catheters and equipment are currently the Company's only significant potential products. The FDA granted 510(k) clearance to the Company in August 1997 for the Model 8100/8300 Arrhythmia Mapping System for basic diagnostic electrophysiology studies. The Ventricular Tachycardia Ablation System and Arrhythmia Mapping System for diagnostic mapping of ventricular tachycardia are in various stages of clinical testing, and clinical data obtained to date are insufficient to demonstrate the safety and efficacy of these products under applicable FDA regulatory guidelines. In addition, the ablation catheter and ablation equipment that together form the Atrial Fibrillation Ablation System and the mapping catheter and mapping equipment that together form the Arrhythmia Mapping System for atrial fibrillation are in the early stages of clinical testing and will require further development. See "Factors That May Impact Future Operating Results - Clinical Trials" for a discussion of the status of the clinical trials conducted to date for the Company's products. The design, manufacturing, labeling, distribution and marketing of the Company's products are subject to extensive and rigorous government regulation in the United States and certain other countries where the process of obtaining required regulatory approvals is lengthy, expensive and uncertain. In order for the Company to market the Ventricular Tachycardia Ablation System, Arrhythmia Mapping Systems or Atrial Fibrillation Ablation System and related catheters and equipment in the United States, the Company must obtain clearance or approval from the FDA. At the earliest, the Company does not anticipate filing a PMA application for any system for at least three months, and does not anticipate receiving a PMA for any such system until at least one to two years after such PMA application is accepted for filing, if at all. The Company will not generate any significant revenue in the United States until such time, if ever, as its Ventricular Tachycardia Ablation System, Arrhythmia Mapping Systems or its Atrial Fibrillation Ablation System obtain clearance or approval from the FDA. Even if one or more of the Company's products obtain FDA clearance or approval, there can be no assurance that any of the Company's products for diagnosis and treatment of ventricular tachycardia and atrial fibrillation will be successfully commercialized or that the Company will achieve significant revenues from either international or domestic sales. Although the FDA granted 510(k) clearance for basic electrophysiology studies for the Company's Model 8100/8300 Arrhythmia Mapping System in August 1997, such product cannot be marketed for use with the Company's diagnostic mapping catheters unless and until such catheters receive marketing clearance from the FDA. Until such regulatory approval is obtained, the Arrhythmia Mapping System may only be used with other manufacturer's catheters. There can be no assurance that this system will be successfully commercialized in the United States or in international markets where it has not yet received approval.

        The Company does not have any experience in manufacturing, marketing or selling its products for diagnosis and treatment of ventricular tachycardia and atrial fibrillation in commercial quantities. If the Company receives FDA clearance or approval for its products, it will need to expend significant capital resources and develop manufacturing expertise to establish large-scale manufacturing capabilities. Nor does the Company have any experience in manufacturing, marketing or selling its mapping equipment for the Arrhythmia Mapping System in commercial quantities. Manufacturers often encounter difficulties in scaling up production of new products, including problems involving production yields, quality control and assurance, component supply shortages, shortages of qualified personnel, compliance with FDA regulations, and the need for further FDA approval of new manufacturing processes. In addition, if FDA clearances or approvals are received, the Company intends to market its products primarily through a direct sales force in the United States and indirect sales channels internationally. Although the Company received marketing clearance for the Model 8100/8300 Arrhythmia Mapping System in August 1997, the Company has not to date established a direct sales force to market this product. Establishing a marketing and sales capability sufficient to support sales in commercial quantities will require substantial efforts and require significant management and financial resources.


RESULTS OF OPERATIONS

        Net Sales. The Company's net sales to date have resulted primarily from limited sales of Radii supraventricular tachycardia mapping and ablation catheters, Trio/Ensemble diagnostic catheters, Mercator Mapping Baskets, Radiofrequency Generator Systems and Arrhythmia Mapping Systems. The Company's net sales decreased to $562,000 for the three months ended September 30, 1997 compared to $779,000 for the three months ended September 30, 1996. The decrease in net sales was primarily attributable to decreased sales of Trio/Ensemble diagnostic catheters following the transfer of manufacturing and distribution for the U.S. market to Arrow International, Inc. ("Arrow") and slightly lower demand for these products in Japan as initial stocking orders were filled in the prior year. These decreases were offset in part by increased sales of Radii mapping and ablation catheters and the sale of an Arrhythmia Mapping System in the three months ended September 30, 1997.

        In December 1995, the Company received $3.0 million pursuant to a royalty agreement with Arrow. This amount was recorded as deferred royalty income and will be amortized to income for those Trio/Ensemble catheters that Arrow manufactures and sells. The royalty rate is 5% of the Trio/Ensemble catheter's sales price and approximately $57,000 of royalty income has been recorded through September 30, 1997, of which $7,000 was recognized in the first quarter of fiscal 1998. There was no royalty income recorded for the first quarter of fiscal 1997.

        Cost of Goods Sold. Cost of goods sold primarily includes raw materials costs, catheter fabrication costs, and system assembly and test costs. Cost of goods sold was $650,000 for the three months ended September 30, 1997, resulting in a gross margin deficit of $88,000 or 16% of net sales. For the three months ended September 30, 1996, cost of goods sold was $608,000, resulting in a gross margin of $171,000 or 22% of net sales. The decrease in gross margin in the three months ended September 30, 1997 compared to September 30, 1996 was primarily attributable to lower net sales, changes in sales mix, higher fixed overhead costs resulting from the expansion of catheter and equipment production capacity, higher materials procurement costs, and increased compensation and associated labor costs for assembly, quality control and engineering support personnel. The Company expects future gross margins to fluctuate as other products are commercialized.

        The Company is currently encountering low yields, vendor shortages and other significant production inefficiencies in the manufacture of its Mercator Mapping Basket catheters. Although the Company is taking appropriate steps to address these yield and other production inefficiencies, there can be no assurance that such improvements will be achieved. Although the Company anticipates resolving such production inefficiencies by December 1997, no assurance can be given that the Company will succeed in such attempts. Failure to obtain acceptable yields in the manufacture of such products will adversely affect the ability of the Company to expand its mapping system clinical sites and commence commercialization of this product in international markets.

        Research and Development. Research and development expenses include costs associated with product research, clinical trials, prototype development, obtaining regulatory approvals and costs associated with hiring regulatory, clinical, research and engineering personnel. Research and development expenses increased to $3.5 million for the three months ended September 30, 1997 compared to $2.6 million for the three months ended September 30, 1996. This increase was primarily attributable to increased costs associated with the hiring of additional engineering, regulatory and clinical personnel, costs associated with designing certain manufacturing processes, certain costs in connection with materials procurement and vendor qualification, and increased costs related to the placement of Arrhythmia Mapping Systems and catheter products at clinical sites in the United States and Europe. The Company believes that research and development expenditures will increase in the future as the Company invests in product and process improvements related to its ventricular tachycardia and atrial fibrillation products, expands clinical research activities and increases its research and development efforts related to new products and technologies.

        Selling, General and Administrative. Selling, general and administrative expenses include compensation and benefits for sales, marketing, senior management and administrative personnel, various legal and professional fees including those in connection with obtaining patent protection, and costs of trade shows. Selling, general and administrative expenses increased to $864,000 for the three months ended September 30, 1997 compared to $680,000 for the three months ended September 30, 1996. The increase was primarily attributable to increased expenditures for administrative personnel and services to support expanding international sales and marketing activities, increased costs associated with demonstration units and product marketing materials, and certain increased facilities related costs. The Company anticipates that selling, general and administrative expenses will increase in future periods as additional personnel are added to support growing business operations in all functional areas.

        Other Income (Expense), Net. Other income (expense), net decreased to net other income of $382,000 for the three months ended September 30, 1997 compared to net other income of $575,000 for the three months ended September 30, 1996. The reduction in net other income is the result of declining interest income on lower cash, cash equivalent and short-term investment balances and increased interest expense associated with equipment lease financing activity.

        Net Loss. The Company's net loss increased to $4.1 million for the three months ended September 30, 1997 compared to $2.6 million for the three months ended September 30, 1996. The increase in the net loss primarily resulted from the gross margin deficit in the three months ended September 30, 1997, and increased product development, clinical research and selling, general and administrative expenses.

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


LIQUIDITY AND CAPITAL RESOURCES

        Since inception, the Company has financed its operations through a combination of private placements of equity securities yielding $33.5 million, a private placement of debt securities yielding $4.5 million, equipment lease financing arrangements yielding $3.2 million and a prepaid royalty arrangement yielding $3.0 million. In addition, the Company closed its initial public offering in June 1996 raising net proceeds of $43.1 million. As of September 30, 1997, the Company had $37.4 million in cash, cash equivalents and short-term investments.

        Net cash used in operating activities was $3.8 million and $2.5 million for the three months ended September 30, 1997 and 1996, respectively. For such periods, net cash used in operating activities resulted primarily from net losses. Net cash provided by investing activities was $7.0 million for the three months ended September 30, 1997 and net cash used in investing activities was $17.2 million for the three months ended September 30, 1996. Net cash provided by investing activities primarily resulted from maturities and sales of short-term investments, offset in part by purchases of short-term investments. The net cash used in investing activities for the three months ended September 30, 1996 was primarily attributable to the purchase of short-term investments following the Company's initial public offering in June 1996, partially offset by maturities and sales of short-term investments. Net cash used in financing activities was $232,000 for the three months ended September 30, 1997 and net cash provided by financing activities was $11,000 for the three months ended September 30, 1996.

        As of September 30, 1997, the Company had capital equipment of $6.4 million less accumulated depreciation and amortization of $3.3 million to support its clinical, development, manufacturing and administrative activities. The Company has financed approximately $3.2 million from capital lease obligations through September 30, 1997. In September 1997, the Company secured an additional equipment lease financing facility of $2.0 million, which is available to the Company in two equal increments of $1.0 million in each of the next two years. In connection with the origination of the $2.0 million lease facility in September 1997, the Company issued a warrant to purchase 35,170 shares of its Common Stock to the lessor at an exercise price of $8.53 per share. The Company expects to fully utilize the first increment of this lease line and a portion of existing cash resources in connection with the purchase of additional capital equipment over the next 12 months. The Company expects capital expenditures to increase over the next several years as it expands facilities and acquires equipment to support the planned expansion of manufacturing capabilities.

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

FACTORS THAT MAY IMPACT FUTURE OPERATIONS

LIMITED OPERATING HISTORY; HISTORY OF LOSSES AND EXPECTATION OF FUTURE LOSSES

        The Company was founded in 1991 and to date has engaged primarily in researching, developing, testing and obtaining regulatory clearances for its products. The Company has experienced significant operating losses since inception. As of September 30, 1997, the Company had an accumulated deficit of $48.0 million. The Company has generated only limited revenues from sales of its products and expects its operating losses to continue through at least the end of calendar 1999 as it continues to expend substantial funds for clinical trials in support of regulatory approvals, expansion of research and development activities, establishment of commercial scale manufacturing capabilities and expansion of sales and marketing activities. There can be no assurance that any of the Company's potential products for diagnosis and treatment of Ventricular Tachycardia and Atrial Fibrillation will be successfully commercialized or that the Company will achieve significant revenues from either international or domestic sales. In addition, there can be no assurance that the Company will achieve or sustain profitability in the future. The Company's results of operations may fluctuate significantly from quarter to quarter or year to year and will depend on numerous factors, including actions relating to regulatory matters, progress of clinical trials, the extent to which the Company's products gain market acceptance, the timing of scale-up of manufacturing abilities, the timing of expansion of sales and marketing activities and competition.

CLINICAL TRIALS

        The Ventricular Tachycardia Ablation System, Arrhythmia Mapping System for diagnostic mapping of ventricular tachycardia and Arrhythmia Mapping System for diagnostic mapping of the right atrium are in various stages of clinical testing. Clinical data obtained to date are insufficient to demonstrate the safety and efficacy of these products under applicable FDA regulatory guidelines. There can be no assurance that any of the Company's products will prove to be safe and effective in clinical trials under applicable United States or international regulatory guidelines or that additional modifications to the Company's products will not be necessary. In addition, the clinical trials may identify significant technical or other obstacles to be overcome prior to obtaining necessary regulatory or reimbursement approvals. In addition, the ablation catheter and ablation equipment that together form the Company's Atrial Fibrillation Ablation System are still under development. There can be no assurance that the

Company will be successful in completing development of the atrial fibrillation product and submitting the appropriate Investigational Device Exemption supplement ("IDEs") or that the FDA will permit the Company to undertake clinical trials of the atrial fibrillation product. Although the FDA granted 510(k) clearance for basic electrophysiology studies for the Company's Arrhythmia Mapping System in August 1997, such product cannot be marketed with the Company's mapping catheters unless and until such catheters receive FDA marketing clearance or approval. Until such regulatory approval is obtained, the Arrhythmia Mapping System may only be used with other manufacturer's catheters. There can be no assurance that physicians will adopt the Arrhythmia Mapping System for electrophysiology studies in lieu of a system incorporating mapping equipment and catheters from a single manufacturer or at all. If the Ventricular Tachycardia Ablation System, Arrhythmia Mapping Systems and Atrial Fibrillation Ablation System and their component catheters and equipment do not prove to be safe and effective in clinical trials or if the Company is otherwise unable to commercialize these products successfully, the Company's business, financial condition and results of operations will be materially adversely affected. In addition, because ablation treatment of these cardiac arrhythmias is a relatively new and to date untested treatment, the long-term effects of radiofrequency ablation on patients are unknown. As a result, the long-term success of ablation therapy in treating ventricular tachycardia and atrial fibrillation will not be known for several years.

        The Company is currently conducting a clinical trial of the Chilli Cooled Ablation Catheter and the Models 8002 and 8004 Radiofrequency Generator and Integrated Fluid Pump, the products that together form the Company's Ventricular Tachycardia Ablation System. In May 1997, the Company completed an IDE feasibility study of the Mercator Left Ventricular Mapping Basket and the Model 8100/8300 Arrhythmia Mapping System, the products that together form the Company's Arrhythmia Mapping System for diagnostic mapping of ventricular tachycardia and has filed an IDE supplemental submission in July 1997 for the Local Sector Mapping Basket, a variation of the Mercator Left Ventricular Mapping Basket. The Company is currently conducting a clinical trial of the Mercator Atrial Mapping Basket and the Model 8100/8300 Arrhythmia Mapping System, the products that together form the Company's Arrhythmia Mapping System for diagnostic mapping of the right atrium. In April 1997, the Company completed a feasibility study of the Nexus Linear Lesion Catheter and Model 8002 Radiofrequency Generator and Integrated Fluid Pump, the products that together form the Company's Atrial Fibrillation Ablation System. In October 1997, an IDE supplement was submitted for a second version of the Nexus Linear Lesion Catheter for the treatment of atrial flutter.

        Ventricular Tachycardia Ablation System. The Company initiated a clinical trial for the Ventricular Tachycardia Ablation System in the United States and Europe in November 1995 under an IDE approved by the FDA. The clinical trials are being conducted at a maximum of 15 clinical sites and will involve 155 patients randomized using the Ventricular Tachycardia Ablation System. Pursuant to the IDE, the FDA will evaluate the safety and efficacy of the Ventricular Tachycardia Ablation System. The primary endpoint of the clinical trial is clinical recurrence of ventricular tachycardia in patients randomized to receive ablation treatment versus patients in the control group receiving antiarrhythmic drugs. The required post-treatment follow-up prior to submission of a PMA application will be 30 days for safety. However, the Company is required to follow up with some patients for up to 24 months after the PMA application filing. The Company anticipates that enrollment for the clinical trial will be completed prior to calendar 1998. At the conclusion of the clinical trial, the Company plans to file a PMA application for approval to market the Ventricular Tachycardia Ablation System and its component catheters and equipment in the United States.

        As of May 15, 1997, the FDA no longer required randomization, and all patients enrolled have been able to receive ablation initially. This modification to the protocol has resulted in more rapid enrollment into the clinical trial. As of October 21, 1997, 153 patients had been enrolled in the trial; 75 patients randomized to ablation, 46 patients non-randomized to ablation, and 32 patients randomized to control of which 17 patients have subsequently received ablation therapy due to VT recurrence. In addition, 18 patients have received ablation therapy under a compassionate use protocol. An interim data analysis of acute and long-term success was performed as of May 31, 1997, comparing patients randomized to ablation to patients randomized to control. Acute success of ablation therapy, defined as eradication of all mappable VT at the end of the ablation procedure, was attained in 74% of patients. The incidence of major adverse events associated with the procedure has been approximately 9%.

   Arrhythmia Mapping System for Ventricular Tachycardia. In January 1996, the Company received FDA approval to conduct an IDE feasibility study to evaluate the safety of the Arrhythmia Mapping System for diagnostic mapping of ventricular tachycardia. The feasibility study was conducted at three clinical sites in the United States and Europe and involved a total of 13 patients. The purpose of the clinical trial was to evaluate and test the success of the deployment of the Mercator Left Ventricular Mapping Basket into the ventricle, the fit of the catheter and the system's ability to accurately map the electrical signals of the left ventricle. In addition, 15 patients have been studied in Europe outside of the IDE in a similar protocol. There was no thrombus formation on any mapping basket used in the 28 studies. Of the 28 patients evaluated, one patient developed asymptomatic aortic regurgitation, one patient had a transient ischemic attack, and two patients developed pericardial effusions associated with the procedure. In July 1997, the Company submitted an IDE supplement to support commercialization of two types baskets; the Mercator Left Ventricular Mapping Basket, the full chamber "global" basket evaluated in the feasibility study, as well as a smaller, partial chamber high density local sector basket. Conditional approval was granted to initiate enrollment of 30 patients at five sites for the global basket. The FDA requested a separate IDE number for a study of the Sector basket. A new IDE will be submitted by the end of October 1997 and it is anticipated that this study will begin in December 1997. This study will enable the use of both ventricular mapping baskets with the Ventricular Tachycardia Ablation System simultaneously. Furthermore, ventricular mapping should enable the treatment of high rate ventricular tachycardia, which is more common than slow rate ventricular tachycardia which is the only type amenable to ablation therapy using current techniques.

   Arrhythmia Mapping System for Atrial Fibrillation. In June 1996, the Company received IDE approval by the FDA to conduct a clinical trial of the Mercator Atrial Mapping Basket for the right atrium and Arrhythmia Mapping System for complex atrial tachyarrhythmias including atrial fibrillation. The clinical trial is being conducted at eight clinical sites in the United States and one in Europe. The purpose of this clinical trial is to demonstrate the equivalency of the Mercator Atrial Mapping Basket and the Arrhythmia Mapping System to commercially available mapping catheters. As of October 21, 1997, the Mercator Atrial Mapping Basket was evaluated in 52 patients. There was no thrombus formation on any mapping basket used in the 52 studies. The Company anticipates submission of a 510(k) application for clearance during early 1998.

   The Company has also evaluated the Mercator Atrial Mapping Basket outside of the U.S. IDE at two European sites. As of October 21, 1997, the Mercator Atrial Mapping Basket was safely deployed and fit properly in the right atrium in six European patients. In addition, the Mercator Atrial Mapping Basket for the left atrium was also tested in one of the patients. None of the patients in the U.S. and Europe had complications as a result of the Mercator Atrial Mapping Basket and Arrhythmia Mapping System.

   Atrial Fibrillation Ablation System. The Company received FDA approval of an IDE feasibility study to evaluate the safety of the Atrial Fibrillation Ablation System in August 1996. The purpose of the IDE feasibility study for the Atrial Fibrillation Ablation System was to assess the safety and performance in creating continuous linear lesions. The feasibility study was completed with 10 patients undergoing testing.

        The purpose of the clinical test was to verify that a linear lesion could be made in a location in the atrium anticipated to eliminate atrial fibrillation. In a majority of the patients undergoing ablation, linear lesions were created in the right atrium either with the Nexus Linear Lesion Catheter alone or with commercial ablation catheter supplementation. One patient developed a pericardial effusion attributed to perforation by a commercial diagnostic (non-ablation) catheter. No other complications occurred. The Company also tested the Nexus Linear Lesion Catheter in two patients in Europe. As of October 21, 1997, the Nexus Linear Lesion Catheter was used in a total of 12 patients.

        The Nexus Linear Lesion Catheter was modified to improve the ability to create linear lesions minimizing the need for commercial ablation catheter supplementation. The modifications include the addition of active deflection to facilitate tissue contact. It is anticipated that an IDE supplement will be submitted in October 1997 to support commercialization of the Nexus Linear Lesion Catheter in the right atrium to treat atrial flutter. Atrial flutter is an abnormal heart rhythm now commonly treated using catheter ablation, requiring the creation of a two to four centimeter linear lesion in the right atrium. The study is expected to begin in December 1997 involving 102 patients at 12 investigative sites.

        The Company anticipates the submission of an IDE for use of the modified Nexus Linear Lesion Catheter in the left atrium for the treatment of atrial fibrillation in November 1997.

NO EXISTING MARKET

        The Company's Model 8100/8300 Arrhythmia Mapping System (the "Model 8100/8300") received 510(k) clearance from the FDA in August 1997 for basic diagnostic electrophysiology studies. The Company has begun marketing such system commercially in the United States. However, there can be no assurance that such system will gain any significant degree of market acceptance among physicians, patients, and health care payors. The Company believes that physician's acceptance of procedures performed using the Company's Model 8100/8300 will be essential for market acceptance of such system. Even though the clinical efficacy of such system has been established, electrophysiologists, cardiologists, and other physicians may elect not to recommend the use of the Model 8100/8300 for any number of reasons. The Company believes that, as with any novel medical technology, there will be a significant learning process involved for physicians to become proficient. Broad use of such system will require training of electrophysiologists, and the time required to complete such training could adversely affect market acceptance. Failure of such product to achieve significant market acceptance would have a material adverse effect on the Company's business, financial condition and results of operations. Even if the Model 8100/8300 achieves market acceptance, if the Company is unable to manufacture sufficient quantities of such product to satisfy customer demand, the Company's business, financial condition and results of operations would materially adversely affected.

MARKETING AND DISTRIBUTION

        The Company currently has only a limited sales and marketing organization. If FDA clearances or approvals are received for the Company's ventricular tachycardia or atrial fibrillation products, the Company intends to market its products primarily through a direct sales force in the United States and indirect sales channels internationally. Although the Company received marketing clearance for the Arrhythmia Mapping System in August 1997, the Company has not to date established a direct sales force to market this product.

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

MANUFACTURING

        Components and raw materials are purchased from various qualified suppliers and subjected to stringent quality specifications. The Company conducts quality audits of suppliers and is establishing a vendor certification program. A number of the components for the Company's products are provided by sole source suppliers. For certain of these components, there are relatively few alternative sources of supply, and establishing additional or replacement vendors for such components could not be accomplished quickly. The Company plans to qualify additional suppliers if and as future production volumes increase. Because of the long lead time for some components that are currently available from a single source, a vendor's inability to supply such components in a timely manner could have a material adverse effect on the Company's ability to manufacture the mapping basket, mapping equipment and ablation equipment and therefore on its business, financial condition and ability to market its products as currently contemplated.

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

        The Company's manufacturing facilities are subject to periodic inspection by regulatory authorities, and its operations must undergo Quality System compliance inspections conducted by the FDA. To date, the Company's facilities and manufacturing processes have not undergone any such inspections. The Company will be required to comply with Quality System requirements in order to produce products for sale in the United States and with ISO 9001/EN46001 standards in order to produce products for sale in Europe. The Company has received ISO/EN46001 certification by its European Notified Body and anticipates final certification for the Medical Device Directive Quality System requirements by the end of October 1997. Any failure of the Company to comply with Quality System or ISO 9001/EN46001 standards may result in the Company being required to take corrective actions, such as modification of its policies and procedures. The State of California also requires that the Company obtain a license to manufacture medical devices. The Company has applied for a device manufacturing license from the California Department of Health Services ("CDHS"), however, the Company has not yet received an inspection by the CDHS which is required before a license can be issued. If the Company is unable to maintain such a license, it would be unable to manufacture or ship any product, which inability would have a material adverse effect on the Company's business, financial condition and results of operations.

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

        The Company believes that the primary competitive factors in the market for cardiac ablation and mapping devices are safety, efficacy, ease of use and price. In addition, the length of time required for products to be developed and to receive regulatory and, in some cases, third party payor reimbursement approval is an important competitive factor. The medical device industry is characterized by rapid and significant technological change. Accordingly, the Company's success will depend in part on its ability to respond quickly to medical and technological changes through the development and introduction of new products. Product development involves a high degree of risk and there can be no assurance that the Company's new product development efforts will result in any commercially successful products. The Company believes it competes favorably with respect to these factors, although there is no assurance that it will be able to continue to do so.

GOVERNMENT REGULATION

United States

        Clinical testing, manufacture and sale of the Company's products are subject to regulation by numerous governmental authorities, principally the FDA and corresponding state and foreign regulatory agencies. Pursuant to the Federal Food, Drug, and Cosmetic Act of 1938, as amended (the "FDC Act"), the FDA regulates the clinical testing, manufacture, labeling, distribution and promotion of medical devices. Noncompliance with applicable requirements can result in, among other things, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, failure of the government to grant premarket clearance or premarket approval for devices, withdrawal of marketing approvals, a recommendation by the FDA that the Company not be permitted to enter into government contracts and criminal prosecution. The FDA also has the authority to request repair, replacement or refund of the cost of any device manufactured or distributed by the Company.

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

        The process of obtaining a PMA and other required regulatory approvals can be expensive, uncertain, and lengthy, and there can be no assurance that the Company will ever obtain such approvals. At the earliest, the Company does not anticipate filing a PMA application for any system for at least the next three months, and does not anticipate receiving a PMA for any such system until at least one to two years after such PMA application is accepted for filing, if at all. There can be no assurance that the FDA will act favorably or quickly on any of the Company's submissions to the FDA and significant difficulties and costs may be encountered by the Company in its efforts to obtain FDA clearance that could delay or preclude the Company from selling its products in the United States. Furthermore, there can be no assurance that the FDA will not request additional data or require that the Company conduct further clinical studies, causing the Company to incur substantial cost and delay. In addition, there can be no assurance that the FDA will not impose strict labeling requirements, onerous operator training requirements or other requirements as a condition of its PMA approval, any of which could limit the Company's ability to market its systems. Labeling and promotional activities are subject to scrutiny by the FDA and, in certain circumstances, by the Federal Trade Commission ("FTC"). FDA enforcement policy strictly prohibits the marketing of FDA cleared or approved medical devices for unapproved uses. Further, if a company wishes to modify a product after FDA approval of a PMA, including changes in indications or other modifications that could affect safety or efficacy, additional clearances or approvals will be required from the FDA. Failure to receive or delays in receipt of FDA clearances or approvals, including the need for additional clinical trials or data as a prerequisite to clearance or approval, or any FDA conditions that limit the ability of the Company to market its systems, could have a material adverse effect on the Company's business, financial condition and results of operations.

International

        The European Union ("EU") has promulgated rules which require that medical products receive by June 12, 1998 the right to affix the CE mark, an international symbol of adherence to quality assurance standards and compliance with applicable European medical device directives. Quality Systems certification is one of the CE mark requirements. The Company has been recommended for Medical Device Directive Quality System certification by its European Notified Body, one of the CE mark certification prerequisites for its manufacturing facility in Sunnyvale, California. Final certification is expected by the end of October 1997. While the Company intends to satisfy the requisite policies and procedures that will permit it to receive the CE mark certification, there can be no assurance that the Company will be successful in meeting the European certification requirements and failure to receive the right to affix the CE mark will prohibit the Company from selling its products in member countries of the European Union.

        The time required to obtain approval for sale in foreign countries may be longer or shorter than that required for FDA approval, and the requirements may differ. Export sales of investigational devices that are subject to PMA or IDE requirements and have not received FDA marketing approval are subject to FDA export requirements. In accordance with the FDA Export Reform & Enforcement Act of 1996, such devices may be exported to any country provided that the device has marketing authorization in one of the countries identified in that Act. If the device has no such marketing authorization and is intended for marketing approval must be obtained from the FDA to export to any country. In order to obtain export approval, the Company may be required to provide the FDA with documentation from the medical device regulatory authority of the country in which the study is to be conducted or the purchaser is located, stating that the device has the approval of the country. In addition, the FDA must find that the exportation of the device is not contrary to the public health and safety of the country in order for the Company to obtain the permit. The Company is in the process of obtaining the necessary approvals or initiating clinical trials in the United Kingdom, Germany, France, Canada, Australia and Asia.

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

        On April 22, 1997, pursuant to a Preferred Shares Rights Agreement (the "Rights Agreement") between the Company and Norwest Bank Minnesota, N.A. (the "Rights Agent"), the Company's Board of Directors declared a dividend of one right (a "Right") to purchase 1/1000th of a share of the Company's Series A Participating Preferred Stock ("Series A Preferred") for each outstanding share of Common Stock of the Company. The dividend was payable on May 23, 1997 to stockholders of record as of the close of business on April 30, 1997 (the "Record Date"). Each Right entitles the registered holder to purchase from the Company 1/1000th of a share of Series A Preferred at an exercise price of $125 (the "Purchase Price"), subject to adjustment. The Rights approved by the Board are designed to protect and maximize the value of the outstanding equity interests in the Company in the event of an unsolicited attempt by an acquirer to take over the Company, in a manner or on terms not approved by the Board of Directors. The Rights have been declared by the Board in order to deter coercive tactics, including a gradual accumulation of shares in the open market of a 15% or greater position to be followed by a merger or a partial or two-tier tender offer that does not treat all stockholders equally. The Rights should not interfere with any merger or business combination approved by the Board of Directors. However, the Rights may have the effect of rendering more difficult or discouraging an acquisition of the Company deemed undesirable by the Board of Directors. The Rights may cause substantial dilution to a person or group that attempts to acquire the Company on terms or in a manner not approved by the Company's Board of Directors, except pursuant to an offer conditioned upon the negation, purchase or redemption of the Rights.

POTENTIAL VOLATILITY OF STOCK PRICE

        The market price of shares of Common Stock, like that of the common stock of many medical products and high technology companies, has in the past been, and is likely in the future to continue to be highly volatile. Factors such as fluctuations in the Company's operating results, announcements of technological innovations or new commercial products by the Company's or competitors, government regulation, changes in the current structure of the health care financing and payment systems, developments in or disputes regarding patent or other proprietary rights, economic and other external factors and general market conditions may have a significant effect on the market price of the Common Stock. Moreover, the stock market has from time to time experienced extreme price and volume fluctuations which have particularly affected the market prices for medical products and high technology companies and which have often been unrelated to the operating performance of such companies. These broad market fluctuations, as well as general economic, political and market conditions, may adversely affect the market price of the Company's Common Stock. In the past, following periods of volatility in the market price of a company's stock, securities class action litigation has occurred against the issuing company. There can be no assurance that such litigation will not occur in the future with respect to the Company. Such litigation could result in substantial costs and a diversion of management's attention and resources, which could have a material adverse effect on the Company's business, operating results and financial condition. Any adverse determination in such litigation could also subject the Company to significant liabilities.

ABSENCE OF DIVIDENDS

        The Company has not paid any cash dividends since inception and does not anticipate paying cash dividends in the foreseeable future.

                          CARDIAC PATHWAYS CORPORATION


PART II.     OTHER INFORMATION


ITEM 2.      CHANGES IN SECURITIES


        Recent Sales of Unregistered Securities. Since June 30, 1997, the Company has issued and sold (without payment of any selling commission to any person) the following unregistered securities:

        1. On September 26, 1997 the Company issued a warrant to purchase 35,170 shares of the Company's Common Stock to LINC Capital, Inc. ("LINC") in connection with the execution of Amendment No. 5 to the Master Lease Agreement No. 5811 between the Company and LINC.

        The sales of the above securities were deemed to be exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), in reliance on Section 4(2) of the Securities Act, or Regulation D promulgated thereunder, as transactions by an issuer not involving a public offering. The recipients of securities in each such transaction represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates and instruments issued in such transactions. All recipients had adequate access, through their relationship with the Company or otherwise, to information about the Registrant.

        Use of Proceeds. With respect to the requirements of Item 701(f) of Regulation S-K regarding the reporting of use of proceeds, pursuant to the information required to be reported by Item 701(f)(4)(viii), the Company used net proceeds in the amounts noted for the stated purposes since its March 12, 1997 report on Form SR: purchase and installation of machinery and equipment - $562,062; repayment of indebtedness - $239,088; and working capital - $3,628,298.


ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


        At the Company's 1997 Annual Meeting of Stockholders on October 14, 1997, the stockholders approved the following actions:


        A.      Election of Class II Directors.

               Dr. Thomas J. Fogerty:     For:  7,325,632    Withheld:  469,748
               Dr. Joseph P. Ilvento:     For:  7,777,183    Withheld:   18,197

        B. Amendment of 1996 Employee Stock Option Plan to increase the number of shares available for issuance thereunder by 70,000 shares.

               For:  6,768,817     Against:  1,018,109     Abstain:  8,454

        C. Amendment of 1996 Director Option Plan to increase the number of shares available for issuance thereunder by 20,000 shares.

               For:  6,977,749     Against:    809,377     Abstain:   8,254

        D. Amendment of 1991 Stock Plan to (i) approve the amendment of the 1991 Stock Plan to increase the number of shares available for issuance thereunder by 380,000 shares and (ii) to approve the material terms of the Stock Plan, including but not limited to, share limitations for purposes of Section 162(m) of the Internal Revenue Code of 1986, as amended.

               For:  5,304,061     Against:  2,462,638     Abstain:  28,681

        E. Ratification of the appointment of Ernst & Young LLP as independent auditors for the Company for the fiscal year ending June 30, 1998.

               For:  7,763,460     Against:     24,410     Abstain:   7,510


ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

               (a) The exhibits listed on the accompanying Exhibit Index are filed as a part hereof.

               (b) No reports on Form 8-K were filed by the Registrant during the three months ended September 30, 1997.

                          CARDIAC PATHWAYS CORPORATION


                                   SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



DATE:  OCTOBER 23, 1997                    CARDIAC PATHWAYS CORPORATION



                                           /S/ WILLIAM N. STARLING
                                           -------------------------------------
                                           WILLIAM N. STARLING
                                           PRESIDENT AND CHIEF EXECUTIVE OFFICER



                                           /S/ DAVID W. GRYSKA
                                           -------------------------------------
                                           DAVID W. GRYSKA
                                           VICE PRESIDENT OF FINANCE AND CHIEF
                                           FINANCIAL OFFICER

                                 CARDIAC PATHWAYS CORPORATION

                                      INDEX TO EXHIBITS



  EXHIBIT NO.       EXHIBIT DESCRIPTION                                             PAGE NO.
----------------    ----------------------------------------------------------     ----------
       10.2         1991 Stock Plan, as amended

       10.12.1      Amendment No. 5 to Master Lease Agreement No. 5811 between the Registrant and LINC Capital, Inc. dated September 26,
                    1997

       27.1         Financial Data Schedule