Form 10-Q
period 1997-12-31
CARDIAC PATHWAYS CORP
filed 1998-02-12
CIK 1012367

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                       ----------------------------------

                                    FORM 10-Q

   X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended December 31, 1997.

                                       or

_____ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from ________________to_______________.


                        COMMISSION FILE NUMBER: 000-28372

                          CARDIAC PATHWAYS CORPORATION

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


               DELAWARE                                        77-0278793
     (State or other jurisdiction                          (I.R.S. Employer
     of incorporation or organization)                     Identification No.)

995 BENECIA AVENUE, SUNNYVALE, CA                                  94086
(Address of principal executive offices)                        (Zip Code)


Registrant's telephone number, including area code:  (408) 737-0505



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   X   Yes      No
                                  ------    ------

As of February 11, 1998 there were 9,742,399 shares of the Registrant's Common Stock outstanding.

                          CARDIAC PATHWAYS CORPORATION

                                      INDEX


PART I.         FINANCIAL INFORMATION                                                               PAGE NO.


Item 1.         Financial  Statements and Notes (Unaudited)

                Consolidated Balance Sheets as of December 31, 1997 and
                June 30, 1997....................................................................     3

                Consolidated Statements of Operations for the three and six months
                ended December 31, 1997 and 1996.................................................     4

                Consolidated Statements of Cash Flows for the six months ended
                December 31, 1997 and 1996.......................................................     5


                Notes to Consolidated Financial Statements.......................................     6

Item 2.         Management's Discussion and Analysis of Financial Condition and
                Results of Operations............................................................     8


PART II.        OTHER INFORMATION

Item 2.         Changes in Securities............................................................    26


Item 6.         Exhibits and Reports on Form 8-K.................................................    26

SIGNATURES.......................................................................................    27

PART I.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS AND NOTES



                          CARDIAC PATHWAYS CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)



                                                                                December 31,           June 30,
                                                                                    1997               1997 (1)
                                                                                ------------        ------------
                                     ASSETS
Current assets:
   Cash and cash equivalents                                                    $  8,403,314        $  5,091,426
   Short-term investments                                                         24,312,871          36,475,534
   Accounts receivable, net of allowance for doubtful accounts
      of $16,500 at December 31, 1997 and $9,500 at June 30, 1997                    318,762             168,828
   Inventories                                                                       490,012             420,005
   Prepaid expenses                                                                  310,622             411,758
   Other current assets                                                              629,809             530,080
                                                                                ------------        ------------
             Total current assets                                                 34,465,390          43,097,631
Property and equipment, net                                                        3,612,055           3,140,849
Notes receivable from related parties                                                216,160             319,491
Deposits and other assets                                                            174,318              97,283
                                                                                ============        ============
                                                                                $ 38,467,923        $ 46,655,254
                                                                                ============        ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                              $    355,922        $    788,384
  Accrued compensation and related benefits                                          524,645             462,814
  Accrued clinical expenses                                                          876,921             696,106
  Other accrued expenses                                                             948,374             870,242
  Current obligations under capital leases                                           621,444             768,813
                                                                                ------------        ------------
           Total current liabilities                                               3,327,306           3,586,359
Long-term obligations under capital leases                                           530,877             472,588
Deferred royalty income                                                            2,935,474           2,950,473
Note payable                                                                       4,500,000           4,500,000
Interest payable on note                                                           1,349,125           1,153,625
Commitments
Stockholders' equity:
   Preferred stock, $.001 par value; 5,000,000 shares authorized and none
        issued and outstanding at December 31, 1997 and June 30, 1997                     --                  --
   Common stock, $.001 par value; 30,000,000 shares authorized; 9,580,533 shares issued and outstanding at December 31, 1997 and 9,523,540
       at June 30, 1997                                                                9,580               9,524
   Additional paid-in capital                                                     79,428,262          79,089,193
   Receivables from stockholders                                                    (415,000)           (420,000)
   Accumulated deficit                                                           (52,562,091)        (43,918,832)
   Deferred compensation                                                            (635,610)           (767,676)
                                                                                ------------        ------------
           Total stockholders' equity                                             25,825,141          33,992,209
                                                                                ------------        ------------
                                                                                $ 38,467,923        $ 46,655,254
                                                                                ============        ============



(1) Derived from the Company's audited consolidated balance sheet as of June 30, 1997.




                See notes to consolidated financial statements.

                          CARDIAC PATHWAYS CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)






                                                          Three months ended                      Six months ended
                                                             December 31,                           December 31,
                                                   ------------------------------        ------------------------------
                                                       1997               1996               1997              1996
                                                   -----------        -----------        -----------        -----------
Net sales                                          $   359,717        $   903,715        $   921,504        $ 1,682,920
Cost of goods sold                                     620,383            669,803          1,270,309          1,277,616
                                                   -----------        -----------        -----------        -----------
   Gross margin (deficit)                             (260,666)           233,912           (348,805)           405,304
Operating expenses:
   Research and development                          3,609,910          2,940,869          7,106,524          5,557,564
   Selling, general and administrative               1,094,421            717,073          1,958,416          1,397,135
                                                   -----------        -----------        -----------        -----------
           Total operating expenses                  4,704,331          3,657,942          9,064,940          6,954,699
                                                   -----------        -----------        -----------        -----------
Loss from operations                                (4,964,997)        (3,424,030)        (9,413,745)        (6,549,395)
Other income (expense):
   Interest income                                     498,087            680,765          1,055,528          1,377,206
   Interest expense                                   (121,034)          (133,016)          (308,372)          (258,047)
   Other, net                                           11,436              7,421             23,330             11,089
                                                   -----------        -----------        -----------        -----------
           Total other income (expense), net           388,489            555,170            770,486          1,130,248
                                                   -----------        -----------        -----------        -----------
Net loss                                           ($4,576,508)       ($2,868,860)       ($8,643,259)       ($5,419,147)
                                                   ===========        ===========        ===========        ===========

Net loss per share - basic and diluted             $     (0.48)       $     (0.31)       $     (0.91)       $     (0.58)
                                                   ===========        ===========        ===========        ===========

Shares used in computing
    net loss per share - basic and diluted           9,559,000          9,318,000          9,544,000          9,301,000
                                                   ===========        ===========        ===========        ===========








                See notes to consolidated financial statements.

                          CARDIAC PATHWAYS CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                       Six months ended
                                                                        December 31,
                                                             --------------------------------
                                                                 1997                1996
                                                             ------------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                     $ (8,643,259)       $ (5,419,147)
Adjustments to reconcile net loss to net cash
   used in operating activities:
   Depreciation and amortization                                  654,308             598,682
   Amortization of deferred royalty income                        (14,999)                 --
   Amortization of deferred compensation                          132,066             109,818
   Issuance of common stock warrants                               60,351                  --
   Issuance of nonqualified stock options for services             62,671              10,000
Changes in operating assets and liabilities:
   Accounts receivable                                           (149,934)            (34,715)
   Inventories                                                    (70,007)           (121,597)
   Prepaid expenses                                               101,136              84,262
   Other current assets                                           (99,729)            (68,147)
   Accounts payable                                              (432,462)            (74,122)
   Accrued compensation and related benefits                       61,831              99,804
   Accrued clinical expenses                                      180,815             245,196
   Other accrued expenses                                          78,132            (143,149)
   Interest payable                                               195,500             189,750
                                                             ------------        ------------
Net cash used in operating activities                          (7,883,580)         (4,523,365)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of short-term investments                           (16,138,787)        (31,141,651)
Maturities and sales of short-term investments                 28,301,450          19,445,000
Purchases of property and equipment, net                         (755,459)                 --
(Increase) decrease in notes receivable                           103,331             (22,438)
(Increase) in deposits and other assets                           (77,035)            (17,618)
                                                             ------------        ------------
Net cash provided by (used in) investing activities            11,433,500         (11,736,707)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments under capital lease obligations               (459,135)           (389,765)
Capital lease obligations incurred, net                                --              48,845
Proceeds from sale of common stock                                216,103             202,600
Decrease in notes receivable from shareholders                      5,000              11,000
                                                             ------------        ------------
Net cash used in financing activities                            (238,032)           (127,320)
                                                             ------------        ------------
Net increase (decrease) in cash and cash equivalents            3,311,888         (16,387,392)
   Cash and cash equivalents at beginning of period             5,091,426          29,112,255
                                                             ============        ============
   Cash and cash equivalents at end of period                $  8,403,314        $ 12,724,863
                                                             ============        ============





                See notes to consolidated financial statements.

                          CARDIAC PATHWAYS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1997
                                   (UNAUDITED)


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

         The operating results for the three and six month periods ended December 31, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 1998. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1997.

2.        SHORT-TERM INVESTMENTS

         At December 31, 1997 and June 30, 1997, all short-term investments were classified as held-to-maturity and available-for-sale. The amortized cost of held-to-maturity securities is adjusted for the amortization of premiums and the accretion of discounts to maturity. Such amortization of premiums and accretion of discounts are included in interest income. At December 31, 1997 and June 30, 1997, these securities were valued at amortized cost, which approximates fair value. Available-for-sale securities are carried at fair value with unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity. To date, the Company has not experienced any significant unrealized gains or losses on available-for-sale securities and, accordingly, no adjustments have been made to stockholders' equity.

         The following is a summary of held-to-maturity and available-for-sale securities at cost, which approximates fair value:



                                                  DECEMBER 31,       JUNE 30,
DESCRIPTION                                          1997              1997
                                                 -----------       -----------
Held-to-maturity:
    U.S. government agency                       $ 3,994,061       $15,485,479

    U.S. corporate obligations                    19,018,810        20,329,767

Available-for-sale:
    Auction rate preferred stock                   1,300,000         2,100,000
    U.S corporate obligations                           --           1,055,206
                                                 -----------       -----------
                                                  24,312,871        38,970,452
Amounts classified as cash equivalents                  --           2,494,918
                                                 -----------       -----------
Amounts included in short-term investments       $24,312,871       $36,475,534
                                                 ===========       ===========


         There were no material realized gains or losses for the three and six month periods ending December 31, 1997 and 1996. The cost of securities sold is based on the specific identification method. Held-to-maturity securities at December 31, 1997 mature at various dates through October 1999.

3.       CONSOLIDATED BALANCE SHEET COMPONENTS

         Certain balance sheet components are as follows:

                                            DECEMBER 31,            JUNE 30,
                                               1997                   1997
                                             --------               --------
          Inventories:

               Raw materials                 $315,684               $252,349
               Work-in-process                 13,546                 26,929
               Finished goods                 160,782                140,727
                                             --------               --------
                                             $490,012               $420,005
                                             ========               ========



                                                              DECEMBER 31,               JUNE 30,
                                                                  1997                     1997
                                                               ----------               ----------
          Property and equipment:
               Equipment                                       $5,216,443               $4,799,030
               Leasehold improvements                             340,913                  274,307
               Equipment-in-process                             1,364,137                1,076,157
                                                               ----------               ----------
                                                                6,921,493                6,149,494
               Less accumulated depreciation and
               amortization                                     3,309,438                3,008,645
                                                               ==========               ==========
                                                               $3,612,055               $3,140,849
                                                               ==========               ==========

4.        NET LOSS PER SHARE

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (FAS 128), "Earnings per Share," which the Company was required to adopt on December 31, 1997. Under the new requirements for calculating basic earnings per share, the dilutive effect of stock options is excluded. The adoption of FAS 128 did not have a material impact on the Company's reported basic and diluted net loss per share due to the exclusion of antidilutive options from the calculations when the Company incurred a net loss.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements based upon current expectations that involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, that include, but are not limited to, the risks discussed in "Factors That May Impact Future Operations" as well as those discussed in the following "Overview" section. These forward-looking statements include the statement in the first paragraph of "Overview" relating to expectations of operating losses, the statement in the second paragraph of "Overview" relating to anticipated filing and approval time periods for premarket approval ("PMA") applications and the commercialization of products that have received United States Food and Drug Administration ("FDA") marketing clearance or approval, the statements in the third paragraph of "Overview" related to the manufacturing, marketing and distribution of the Company's products, the statements in the last sentence of the first paragraph and the entire second paragraph of "Cost of Goods Sold," the statements in the last sentence of each of the "Research and Development" and "Selling, General, and Administrative" paragraphs, the statements regarding future capital expenditures in the third paragraph of "Liquidity and Capital Resources" and the Company's forecast in the fourth paragraph of "Liquidity and Capital Resources" of the period of time through which its financial resources will be adequate to support its operations.

OVERVIEW

         The Company was founded in April 1991 and to date has engaged primarily in researching, developing, testing and obtaining regulatory clearances for its products. The Company has experienced significant operating losses since inception and, as of December 31, 1997, had an accumulated deficit of $52.6 million. The Company has generated only limited revenues from sales of Radii supraventricular tachycardia mapping and ablation catheters, Trio/Ensemble diagnostic catheters, Chilli cooled ablation catheters, Mercator Mapping Baskets, Radiofrequency Generator Systems and Arrhythmia Mapping Systems. The Company expects its operating losses to continue through at least the end of calendar 1999 as it continues to expend substantial funds for clinical trials in support of regulatory approvals, expansion of research and development activities, establishment of commercial-scale manufacturing capabilities and expansion of sales and marketing activities.

         The Company believes that its Ventricular Tachycardia Ablation System, Arrhythmia Mapping Systems and Atrial Fibrillation Ablation System and their component catheters and equipment are currently the Company's only significant potential products. The FDA granted 510(k) clearance to the Company in August 1997 for the Model 8100/8300 Arrhythmia Mapping System for basic diagnostic electrophysiology studies. The Company filed a PMA application for the Ventricular Tachycardia Ablation System in January 1998. The Arrhythmia Mapping System for diagnostic mapping of ventricular tachycardia is in various stages of clinical testing, and clinical data obtained to date are insufficient to demonstrate the safety and efficacy of this product under applicable FDA regulatory guidelines. In addition, the ablation catheter and ablation equipment that together form the Atrial Fibrillation Ablation System and the mapping catheter and mapping equipment that together form the Arrhythmia Mapping System for atrial fibrillation are in the early stages of clinical testing and will require further development. See "Factors That May Impact Future Operating Results - Clinical Trials" for a discussion of the status of the clinical trials conducted to date for the Company's products. The design, manufacturing, labeling, distribution and marketing of the Company's products are subject to extensive and rigorous government regulation in the United States and certain other countries where the process of obtaining required regulatory approvals is lengthy, expensive and uncertain. In order for the Company to market the Ventricular Tachycardia Ablation System, Arrhythmia Mapping Systems or Atrial Fibrillation Ablation System and related catheters and equipment in the United States, the Company must obtain clearance or approval from the FDA. The Company filed a PMA application for the Ventricular Tachycardia Ablation System in January 1998. At the earliest, the Company does not anticipate filing a PMA application for any other system for at least nine months, and does not anticipate receiving a PMA for any such system until at least one to two years after such PMA application is accepted for filing, if at all. The Company will not generate any significant revenue in the United States until such time, if ever, as its Ventricular Tachycardia Ablation System, Arrhythmia Mapping Systems or its Atrial Fibrillation Ablation System obtain clearance or approval from the FDA. Even if one or more of the Company's products obtain FDA clearance or approval, there can be no assurance that any of the Company's products for diagnosis and treatment of ventricular tachycardia and atrial fibrillation will be successfully commercialized or that the Company will achieve significant revenues from either international or domestic sales. Although the FDA granted 510(k) clearance for basic electrophysiology studies for the Company's Model 8100/8300 Arrhythmia Mapping System in August 1997, such product cannot be marketed for use with the Company's diagnostic mapping catheters unless and until such catheters receive marketing clearance from the FDA. Until such regulatory approval is obtained, the Arrhythmia Mapping System may only be used with other manufacturer's catheters. There can be no assurance that this system will be successfully commercialized in the United States or in international markets where it has not yet received approval.

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

RESULTS OF OPERATIONS

         Net Sales. The Company's net sales to date have resulted primarily from limited sales of Radii supraventricular tachycardia mapping and ablation catheters, Trio/Ensemble diagnostic catheters, Chilli cooled ablation catheters, Mercator Mapping Baskets, Radiofrequency Generator Systems and Arrhythmia Mapping Systems. The Company's net sales decreased to $360,000 for the three months ended December 31, 1997 compared to $904,000 for the three months ended December 31, 1996. The decrease in net sales was primarily attributable to decreased sales of Trio/Ensemble diagnostic catheters in Japan and overall lower demand for these products following the transfer, during fiscal 1997, of manufacturing and distribution for the U.S. market to Arrow International, Inc. ("Arrow"). In addition, the Company had reduced sales of Radii catheters during the quarter. In the three months ended December 31, 1997, one customer indicated that it would return certain Radii catheters to the Company which were sold in the first quarter of fiscal 1998, due to the failure of the catheters to meet a change in certain customer specifications.
As of December 31, 1997, the Company has established a sales returns reserve of approximately $125,000 related to these catheters. For the six months ended December 31, 1997, the Company had net sales of $922,000 compared to $1.7 million for the six months ended December 31, 1996. The decrease in net sales was attributable to decreases in Trio/Ensemble and Radii catheters, offset in part by the sale of Arrhythmia Mapping Systems in the six months ended December 31, 1997. In addition, the Company has experienced a delay in the international launch of Radii catheters, a delay in the release of a software revision for the Company's Arrhythmia Mapping System, and delays in obtaining CE mark approval for the Chilli cooled ablation catheter in Europe, resulting in lower than expected revenue in the six months ended December 31, 1997.

         In December 1995, the Company received $3.0 million pursuant to a royalty agreement with Arrow. This amount was recorded as deferred royalty income and will be amortized to income for those Trio/Ensemble catheters that Arrow manufactures and sells. The royalty rate is 5% of the Trio/Ensemble catheter's sales price and a total of $65,000 of royalty income related to the agreement has been recorded through December 31, 1997, of which $8,000 was recognized in the second quarter of fiscal 1998. There was no royalty income recorded for the second quarter of fiscal 1997.

         Cost of Goods Sold. Cost of goods sold primarily includes raw materials costs, catheter fabrication costs, and system assembly and test costs. Cost of goods sold was $620,000 for the three months ended December 31, 1997, resulting in a gross margin deficit of $261,000. For the three months ended December 31, 1996, cost of goods sold was $670,000, resulting in a gross margin of $234,000 or 26% of net sales. For the six months ended December 31, 1997, the Company had a gross margin deficit of $349,000 compared to a gross margin of $405,000 for the six months ended December 31, 1996. The decrease in gross margins in the three and six months ended December 31, 1997 compared to December 31, 1996 were primarily attributable to lower net sales, changes in sales mix, increased fixed overhead costs resulting from the expansion of catheter and equipment production capacity, higher catheter materials and procurement costs, and increased compensation and associated labor costs for assembly, quality control and engineering support personnel. In addition, cost of goods sold increased in the three months ended December 31, 1997 due to the additional expenses arising from the change in specifications in the Radii catheters discussed in "Net Sales" above. The Company expects future gross margins to fluctuate as other products are commercialized.

         The Company is currently encountering low yields, vendor shortages and other significant production inefficiencies in the manufacture of its Mercator and Sector mapping catheters, and Nexus catheters. Although the Company believes it is taking appropriate steps to address these yield and other production inefficiencies, there can be no assurance that such improvements will be achieved. Although the Company anticipates resolving such production inefficiencies in 1998, no assurance can be given that the Company will succeed in such attempts. Failure to obtain acceptable yields in the manufacture of such products will adversely affect the ability of the Company to expand its mapping system clinical sites and commence commercialization of these products in international markets.

         Research and Development. Research and development expenses include costs associated with product research, clinical trials, prototype development, obtaining regulatory approvals and costs associated with hiring regulatory, clinical, research and engineering personnel. Research and development expenses increased to $3.6 million for the three months ended December 31, 1997 compared to $2.9 million for the three months ended December 31, 1996. Research and development expenses were $7.1 million for the six months ended December 31, 1997 compared to $5.6 million for the six months ended December 31, 1996. The increases in research and development expenses were primarily attributable to increased costs associated with the hiring of additional engineering personnel, costs associated with designing certain manufacturing processes, certain costs in connection with materials procurement and vendor qualification, increased facilities costs, increased costs related to conducting clinical trials in the United States and the placement of Arrhythmia Mapping Systems, Radiofrequency Generator Systems and catheter products at clinical sites in the United States and Europe. The Company believes that research and development expenditures will increase in the future as the Company invests in product and process improvements related to its ventricular tachycardia and atrial fibrillation products, expands clinical research activities and increases its research and development efforts related to new products and technologies.

         Selling, General and Administrative. Selling, general and administrative expenses include compensation and benefits for sales, marketing, senior management and administrative personnel, various legal and professional fees including those in connection with obtaining patent protection, and costs of trade shows. Selling, general and administrative expenses increased to $1.1 million for the three months ended December 31, 1997 compared to $717,000 for the three months ended December 31, 1996. Selling, general and administrative expenses were $2.0 million for the six months ended December 31, 1997 compared to $1.4 million for the six months ended December 31, 1996. The increases were primarily attributable to increased expenditures for sales and marketing personnel and services to support expanding international sales and marketing activities, increased costs associated with demonstration units and product marketing materials, and certain increased facilities related costs. The Company anticipates that selling, general and administrative expenses will increase in future periods as additional personnel are added to support growing business operations in all functional areas.

         Other Income (Expense), Net. Other income (expense), net decreased to net other income of $388,000 for the three months ended December 31, 1997 compared to net other income of $555,000 for the three months ended December 31, 1996. Other income (expense), net was $770,000 for the six months ended December 31, 1997 compared to net other income of $1.1 million for the six months ended December 31, 1996. The reduction in net other income was the result of declining interest income on lower cash, cash equivalent and short-term investment balances and slightly increased interest expense associated with equipment lease financing activity.

         Net Loss. The Company's net loss increased to $4.6 million for the three months ended December 31, 1997 compared to $2.9 million for the three months ended December 31, 1996. The net loss was $8.6 million for the six months ended December 31, 1997 compared to $5.4 million for the six months ended December 31, 1996. The increases in the Company's net loss primarily resulted from the gross margin deficits in the three and six months ended December 31, 1997, increased product development, clinical research and selling, general and administrative expenses, and lower interest income.

    Impact of Adoption of New Accounting Standards. In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (FAS 128), "Earnings per Share," which the Company was required to adopt on December 31, 1997. Under the new requirements for calculating basic earnings per share, the dilutive effect of stock options is excluded. The adoption of FAS 128 did not have a material impact on the Company's reported basic and diluted net loss per share due to the exclusion of antidilutive options from the calculations when the Company incurred a net loss.

    In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 (FAS 130), "Reporting Comprehensive Income" which requires the reporting and presentation of comprehensive income and its components in the financial statements. Comprehensive income reflects certain items not currently reported in measuring net income such as changes in the value of available-for-sale securities and foreign currency translation adjustments. FAS 130 will become effective for the Company's year ending June 30, 1999.

    In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 (FAS 131), "Disclosures about Segments of an Enterprise and Related Information" which supercedes the current segment reporting requirements of Statement of Financial Accounting Standards No. 14 (FAS 14), "Financial Reporting for Segments of a Business Enterprise," as amended. FAS 131 requires the reporting of certain financial and other disclosures related to the Company's operating segments which are identified using a "management approach." Operating segments are revenue-producing components of the business for which separate financial information is produced internally and are subject to evaluation by the chief operating decision maker in the resource allocation process. FAS 131 will become effective for the Company's year ending June 30, 1999.


LIQUIDITY AND CAPITAL RESOURCES

         Since inception, the Company has financed its operations through a combination of private placements of equity securities yielding $33.5 million, a private placement of debt securities yielding $4.5 million, equipment lease financing arrangements yielding $3.3 million and a prepaid royalty arrangement yielding $3.0 million. In addition, the Company closed its initial public offering in June 1996 raising net proceeds of $43.1 million. As of December 31, 1997, the Company had $32.7 million in cash, cash equivalents and short-term investments.

         Net cash used in operating activities was $7.9 million and $4.5 million for the six months ended December 31, 1997 and 1996, respectively. For such periods, net cash used in operating activities resulted primarily from net losses and the timing of payment of accounts payable. Net cash provided by investing activities was $11.4 million for the six months ended December 31, 1997 and net cash used in investing activities was $11.7 million for the six months ended December 31, 1996. Net cash provided by investing activities primarily resulted from maturities and sales of short-term investments, offset in part by purchases of short-term investments. The net cash used in investing activities for the six months ended December 31, 1996 was primarily attributable to the purchase of short-term investments following the Company's initial public offering in June 1996, partially offset by maturities and sales of short-term investments. Net cash used in financing activities was $238,000 for the six months ended December 31, 1997 and $127,000 for the six months ended December 31, 1996.

         As of December 31, 1997, the Company had capital equipment of $6.9 million less accumulated depreciation and amortization of $3.3 million to support its clinical, development, manufacturing and administrative activities. The Company has financed approximately $3.3 million from capital lease obligations through December 31, 1997. In September 1997, the Company secured an additional equipment lease financing facility of $2.0 million, which is available to the Company in two equal annual increments of $1.0 million in each. In connection with the origination of the $2.0 million lease facility in September 1997, the Company issued a warrant to purchase 35,170 shares of its Common Stock to the lessor at an exercise price of $8.53 per share. As of December 31, 1997, the Company has utilized approximately $370,000 of the first increment of this lease line and expects to utilize its remaining unused lease line and a portion of existing cash resources in connection with the purchase of additional capital equipment over the next 12 months. The Company expects capital expenditures to increase over the next several years as it expands facilities and acquires equipment to support the planned expansion of manufacturing capabilities.

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

         The factors described in the previous paragraph and elsewhere in this Report will impact the Company's future capital requirements and the adequacy of its available funds. The Company may be required to raise additional funds through public or private financing, collaborative relationships or other arrangements. There can be no assurance that such additional funding, if needed, will be available on terms attractive to the Company, or at all. Furthermore, any additional equity financing may be dilutive to existing stockholders, and debt financing, if available, may involve restrictive covenants. Collaborative arrangements, if necessary to raise additional funds, may require the Company to relinquish its rights to certain of its technologies, products or marketing territories. The failure of the Company to raise capital when needed could have a material adverse effect on the Company's business, financial condition and results of operations.


FACTORS THAT MAY IMPACT FUTURE OPERATIONS

LIMITED OPERATING HISTORY; HISTORY OF LOSSES AND EXPECTATION OF FUTURE LOSSES

    The Company was founded in 1991 and to date has engaged primarily in researching, developing, testing and obtaining regulatory clearances for its products. The Company has experienced significant operating losses since inception. As of December 31, 1997, the Company had an accumulated deficit of $52.6 million. The Company has generated only limited revenues from sales of its products and expects its operating losses to continue through at least the end of calendar 1999 as it continues to expend substantial funds for clinical trials in support of regulatory approvals, expansion of research and development activities, establishment of commercial scale manufacturing capabilities and expansion of sales and marketing activities. There can be no assurance that any of the Company's potential products for diagnosis and treatment of ventricular tachycardia and atrial fibrillation will be successfully commercialized or that the Company will achieve significant revenues from either international or domestic sales. In addition, there can be no assurance that the Company will achieve or sustain profitability in the future. The Company's results of operations may fluctuate significantly from quarter to quarter or year to year and will depend on numerous factors, including actions relating to regulatory matters, progress of clinical trials, the extent to which the Company's products gain market acceptance, the timing of scale-up of manufacturing abilities, the timing of expansion of sales and marketing activities and competition.

CLINICAL TRIALS

    The Ventricular Tachycardia Ablation System, Arrhythmia Mapping System for diagnostic mapping of ventricular tachycardia and Arrhythmia Mapping System for diagnostic mapping of the right atrium are in various stages of clinical testing. Clinical data obtained to date are insufficient to demonstrate the safety and efficacy of these products under applicable FDA regulatory guidelines. There can be no assurance that any of the Company's products will prove to be safe and effective in clinical trials under applicable United States or international regulatory guidelines or that additional modifications to the Company's products will not be necessary. In addition, the clinical trials may identify significant technical or other obstacles to be overcome prior to obtaining necessary regulatory or reimbursement approvals. In addition, the ablation catheter and ablation equipment that together form the Company's Atrial Fibrillation Ablation System are still under development. There can be no assurance that the Company will be successful in completing development of the atrial fibrillation product and submitting the appropriate Investigational Device Exemption supplement ("IDEs") or that the FDA will permit the Company to undertake clinical trials of the atrial fibrillation product. Although the FDA granted 510(k) clearance for basic electrophysiology studies for the Company's Arrhythmia Mapping System in August 1997, such product cannot be marketed with the Company's mapping catheters unless and until such catheters receive FDA marketing clearance or approval. Until such regulatory approval is obtained, the Arrhythmia Mapping System may only be used with other manufacturers' catheters. There can be no assurance that physicians will adopt the Arrhythmia Mapping System for electrophysiology studies in lieu of a system incorporating mapping equipment and catheters from a single manufacturer or at all. If the Ventricular Tachycardia Ablation System, Arrhythmia Mapping Systems and Atrial Fibrillation Ablation System and their component catheters and equipment do not prove to be safe and effective in clinical trials or if the Company is otherwise unable to commercialize these products successfully, the Company's business, financial condition and results of operations will be materially adversely affected. In addition, because ablation treatment of cardiac arrhythmias is a relatively new and to date untested treatment, the long-term effects of radiofrequency ablation on patients are unknown. As a result, the long-term success of ablation therapy in treating ventricular tachycardia and atrial fibrillation will not be known for several years.

    The Company completed a clinical trial of the Chilli Cooled Ablation Catheter and the Models 8002 and 8004 Radiofrequency Generator and Integrated Fluid Pump, the products that together form the Company's Ventricular Tachycardia Ablation System. In May 1997, the Company completed an IDE feasibility study of the Mercator Left Ventricular Mapping Basket and the Model 8100/8300 Arrhythmia Mapping System, the products that together form the Company's Arrhythmia Mapping System for diagnostic mapping of ventricular tachycardia and has filed an IDE supplemental submission in July 1997 for the Local Sector Mapping Basket, a variation of the Mercator Left Ventricular Mapping Basket. The Company is currently conducting a clinical trial of the Mercator Atrial Mapping Basket and the Model 8100/8300 Arrhythmia Mapping System, the products that together form the Company's Arrhythmia Mapping System for diagnostic mapping of the right atrium. In April 1997, the Company completed a feasibility study of the Nexus Linear Lesion Catheter and Model 8002 Radiofrequency

Generator and Integrated Fluid Pump, the products that together form the Company's Atrial Fibrillation Ablation System. In October 1997, the Company submitted an IDE supplement for a second version of the Nexus Linear Lesion Catheter for the treatment of atrial flutter.

    Ventricular Tachycardia Ablation System. The Company initiated a clinical trial for the Ventricular Tachycardia Ablation System in the United States and Europe in November 1995 under an IDE approved by the FDA. The clinical trials are being conducted at a maximum of 15 clinical sites. Pursuant to the IDE, the FDA will evaluate the safety and efficacy of the Ventricular Tachycardia Ablation System. The primary endpoint of the clinical trial is clinical recurrence of ventricular tachycardia in patients randomized to receive ablation treatment versus patients in the control group receiving antiarrhythmic drugs. The required post-treatment follow-up prior to submission of a PMA application was 30 days for safety. However, the Company is required to follow some patients for up to 24 months after the PMA application filing. Enrollment for the clinical trial was completed on December 19, 1997. A PMA application was submitted on January 29, 1998 for approval to market the Ventricular Tachycardia Ablation System and its component catheters and equipment in the United States. The Company has requested that the FDA permit it to continue the study while the PMA application is under review.

    As of May 15, 1997, the FDA no longer required randomization, and all patients enrolled have been able to receive ablation initially. This modification to the protocol resulted in more rapid enrollment into the clinical trial. As of February 2, 1998, 167 patients had been enrolled in the trial; 75 patients randomized to ablation, 60 patients non-randomized to ablation, and 32 patients randomized to (drug) control of which 17 patients have subsequently received ablation therapy due to VT recurrence. In addition, 18 patients have received ablation therapy under a compassionate use protocol. Analysis of 150 patients was included in the PMA application. Clinical recurrence of VT was significantly less in the patients randomized to ablation compared to patients randomized to control. Acute success of ablation therapy, defined as eradication of all mappable VT at the end of the ablation procedure, was attained in 76% of patients. The incidence of major adverse events associated with the procedure was 8.6%.

    Arrhythmia Mapping System for Ventricular Tachycardia. In January 1996, the Company received FDA approval to conduct an IDE feasibility study to evaluate the safety of the Arrhythmia Mapping System for diagnostic mapping of ventricular tachycardia. The feasibility study was conducted at three clinical sites in the United States and Europe and involved a total of 14 patients. The purpose of the clinical trial was to evaluate and test the success of the deployment of the Mercator Left Ventricular Mapping Basket into the ventricle, the fit of the catheter and the system's ability to accurately map the electrical signals of the left ventricle. In addition, as of February 2, 1997, 17 patients have been studied in Europe outside of the IDE in a similar protocol. There was no thrombus formation on any mapping basket used in the 31 studies. Of the 31 patients evaluated, one patient developed asymptomatic aortic regurgitation, one patient had a transient ischemic attack, and two patients developed pericardial effusions associated with the procedure. In July 1997, the Company submitted an IDE supplement to support commercialization of two types of baskets; the Mercator Left Ventricular Mapping Basket, the full chamber "global" basket evaluated in the feasibility study, as well as a smaller, partial chamber high density local sector basket. Conditional approval was granted to initiate enrollment of 30 patients at five sites for the global basket. The FDA requested a separate IDE number for a study of the Sector basket. A new IDE was submitted and received conditional approval in November 1997 to initiate enrollment of 30 patients at five sites in the Sector study. It is anticipated that this study will begin in March 1998. This study will enable the use of either of the ventricular mapping baskets with the Ventricular Tachycardia Ablation System simultaneously. Furthermore, ventricular mapping should enable the treatment of high rate ventricular tachycardia, which is more common than slow rate ventricular tachycardia which is the only type amenable to ablation therapy using current techniques.

    Arrhythmia Mapping System for Atrial Fibrillation. In June 1996, the Company received IDE approval by the FDA to conduct a clinical trial of the Mercator Atrial Mapping Basket for the right atrium and Arrhythmia Mapping System for complex atrial tachyarrhythmias including atrial fibrillation. The clinical trial is being conducted at eight clinical sites in the United States and one in Europe. The purpose of this clinical trial is to demonstrate the equivalency of the Mercator Atrial Mapping Basket and the Arrhythmia Mapping System to commercially available mapping catheters. As of February 2, 1998, the Mercator Atrial Mapping Basket had been evaluated in 71 patients. There was no thrombus formation on any mapping basket used in the 71 studies. The Company anticipates submission of a 510(k) application for clearance during 1998.

    The Company has also evaluated the Mercator Atrial Mapping Basket outside of the U.S. IDE at two European sites. As of February 2, 1998, the Mercator Atrial Mapping Basket was safely deployed and fit properly in the right atrium in six European patients. In addition, the Mercator Atrial Mapping Basket for the left atrium was also tested in one of the patients. None of the patients in the U.S. and Europe had complications as a result of the Mercator Atrial Mapping Basket and Arrhythmia Mapping System.

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

    The purpose of the clinical test was to verify that a linear lesion could be made in a location in the atrium anticipated to eliminate atrial fibrillation. In a majority of the patients undergoing ablation, linear lesions were created in the right atrium either with the Nexus Linear Lesion Catheter alone or with commercial ablation catheter supplementation. One patient developed a pericardial effusion attributed to perforation by a commercial diagnostic (non-ablation) catheter. No other complications occurred. The Company also tested the Nexus Linear Lesion Catheter in two patients in Europe. As of February 2, 1998, the Nexus Linear Lesion Catheter had been used in a total of 12 patients.

    The Nexus Linear Lesion Catheter was modified to improve the ability to create linear lesions minimizing the need for commercial ablation catheter supplementation. The modifications include the addition of active deflection to facilitate tissue contact. An IDE supplement was submitted in October 1997 to support commercialization of the Nexus Linear Lesion Catheter in the right atrium to treat atrial flutter. Atrial flutter is an abnormal heart rhythm now commonly treated using catheter ablation, requiring the creation of a two to four centimeter linear lesion in the right atrium. The study received conditional approval in December 1997 to involve 30 patients at five sites. The study is expected to begin in February 1998.

    The Company anticipates clinical use of the modified Nexus Linear Lesion Catheter in the right and left atrium for the treatment of atrial fibrillation in Europe during 1998.

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

MARKETING AND DISTRIBUTION

    The Company currently has only a limited sales and marketing organization. If FDA clearances or approvals are received for the Company's ventricular tachycardia or atrial fibrillation products, the Company intends to market its products primarily through a direct sales force in the United States and indirect sales channels internationally. Although the Company received marketing clearance for the Arrhythmia Mapping System in August 1997, the Company has only started to establish a direct sales force to market this product.

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

    The Company has no experience manufacturing its products in the volumes that will be necessary for the Company to achieve significant commercial sales, and there can be no assurance that reliable, high-volume manufacturing capacity can be established or maintained at commercially reasonable costs. If the Company receives FDA clearance or approval for its products, it will need to expend significant capital resources and develop manufacturing expertise to establish large-scale manufacturing capabilities. Manufacturers often encounter difficulties in scaling up production of new products, including problems involving production yields, quality control and assurance, component supply shortages, shortages of qualified personnel, compliance with FDA regulations, and the need for further FDA approval of new manufacturing processes. For example, the Company has encountered low yields, vendor shortages and other production inefficiencies in the manufacture of its Mercator mapping basket catheters and Radii catheters. In addition, the Company believes that substantial cost reductions in its manufacturing operations will be required for it to commercialize its catheters and systems on a profitable basis. Any inability of the Company to establish and maintain large-scale manufacturing capabilities would have a material adverse effect on the Company's business, financial condition and results of operations.

    The Company's manufacturing facilities are subject to periodic inspection by regulatory authorities, and its operations must undergo Quality System compliance inspections conducted by the FDA. The Company is required to comply with Quality System requirements in order to produce products for sale in the United States and with ISO 9001/EN46001 standards in order to produce products for sale in Europe. In December 1997, the Company received ISO 9001/EN46001 certification for the Medical Device Directive Quality System requirements from its European Notified Body. Any failure of the Company to comply with Quality System or ISO 9001/EN46001 standards may result in the Company being required to take corrective actions, such as modification of its policies and procedures. The State of California also requires that the Company obtain a license to manufacture medical devices. The Company has applied for a device manufacturing license from the California Department of Health Services ("CDHS"), and received an inspection from the CDHS in October 1997. As a result of the inspection, CDHS recommended the issuance of a device manufacturing license to the Company; however, such license has not been granted to date. If the Company is unable to maintain such a license, it would be unable to manufacture or ship any product, and such inability would have a material adverse effect on the Company's business, financial condition and results of operations.

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

    The Company believes that the primary competitive factors in the market for cardiac ablation and mapping devices are safety, efficacy, ease of use and price. In addition, the length of time required for products to be developed and to receive regulatory and, in some cases, third party payor reimbursement approval are important competitive factors. The medical device industry is characterized by rapid and significant technological change. Accordingly, the Company's success will depend in part on its ability to respond quickly to medical and technological changes through the development and introduction of new products. Product development involves a high degree of risk and there can be no assurance that the Company's new product development efforts will result in any commercially successful products. The Company believes it competes favorably with respect to these factors, although there is no assurance that it will be able to continue to do so.

GOVERNMENT REGULATION

United States

    Clinical testing, manufacture and sale of the Company's products are subject to regulation by numerous governmental authorities, principally the FDA and corresponding state and foreign regulatory agencies. Pursuant to the Federal Food, Drug, and Cosmetic Act of 1938, as amended (the "FDC Act"), the FDA regulates the clinical testing, manufacture, labeling, distribution and promotion of medical devices. Noncompliance with applicable requirements can result in, among other things, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, failure of the government to grant premarket clearance or premarket approval for devices, withdrawal of marketing approvals, a recommendation by the FDA that the Company not be permitted to enter into government contracts and/or criminal prosecution. The FDA also has the authority to request repair, replacement or refund of the cost of any device manufactured or distributed by the Company.

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

    The process of obtaining a PMA and other required regulatory approvals can be expensive, uncertain, and lengthy, and there can be no assurance that the Company will ever obtain such approvals. At the earliest, the Company does not anticipate filing any additional PMA applications for any system for at least the next nine months, and does not anticipate receiving a PMA for any such system until at least one to two years after such PMA application is accepted for filing, if at all. There can be no assurance that the FDA will act favorably or quickly on any of the Company's submissions to the FDA and significant difficulties and costs may be encountered by the Company in its efforts to obtain FDA clearance that could delay or preclude the Company from selling its products in the United States. Furthermore, there can be no assurance that the FDA will not request additional data or require that the Company conduct further clinical studies, causing the Company to incur substantial cost and delay. In addition, there can be no assurance that the FDA will not impose strict labeling requirements, onerous operator training requirements or other requirements as a condition of its PMA approval, any of which could limit the Company's ability to market its systems. Labeling and promotional activities are subject to scrutiny by the FDA and, in certain circumstances, by the Federal Trade Commission ("FTC"). FDA enforcement policy strictly prohibits the marketing of FDA cleared or approved medical devices for unapproved uses. Further, if a company wishes to modify a product after FDA approval of a PMA, including changes in indications or other modifications that could affect safety or efficacy, additional clearances or approvals will be required from the FDA. Failure to receive or delays in receipt of FDA clearances or approvals, including the need for additional clinical trials or data as a prerequisite to clearance or approval, or any FDA conditions that limit the ability of the Company to market its systems, could have a material adverse effect on the Company's business, financial condition and results of operations.

International

    The European Union ("EU") has promulgated rules which require that medical products receive by June 12, 1998 the right to affix the CE mark, an international symbol of adherence to quality assurance standards and compliance with applicable European medical device directives. Quality Systems certification is one of the CE mark requirements. The Company has received Medical Device Directive Quality System certification by its European Notified Body, one of the CE mark certification prerequisites for its manufacturing facility in Sunnyvale, California. Furthermore, the Company has received the right to affix the CE mark to its Arrhythmia Mapping System and Chilli Cooled Ablation System. While the Company intends to satisfy the requisite policies and procedures that will permit it to receive the CE mark certification for other products, including the Radii and Trio/Ensemble SVT catheters, there can be no assurance that the Company will be successful in meeting the European certification requirements and failure to receive the right to affix the CE mark will prohibit the Company from selling these and other products in member countries of the European Union.

    The time required to obtain approval for sale in foreign countries may be longer or shorter than that required for FDA approval, and the requirements may differ. Export sales of investigational devices that are subject to PMA or IDE requirements and have not received FDA marketing approval are subject to FDA export requirements. In accordance with the FDA Export Reform & Enforcement Act of 1996, such devices may be exported to any country provided that the device has marketing authorization in one of the countries identified in that Act. If the device has no such marketing authorization, and is intended for marketing, approval must be obtained from the FDA to export to any country. In order to obtain export approval, the Company may be required to provide the FDA with documentation from the medical device regulatory authority of the country in which the study is to be conducted or the purchaser is located, stating that the device has the approval of the country. In addition, the FDA must find that the exportation of the device is not contrary to the public health and safety of the country in order for the Company to obtain the permit. The Company is in the process of obtaining the necessary approvals or initiating clinical trials in the United Kingdom, Germany, France, Canada, Australia, China and several other countries in Europe and Asia.

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

PRODUCT LIABILITY AND INSURANCE

    The development, manufacture and sale of medical products entails significant risk of product liability claims and product failure claims. The Company has conducted only limited clinical trials and does not yet have, and will not have for a number of years, sufficient clinical data to allow the Company to measure the risk of such claims with respect to its products. The Company faces an inherent business risk of financial exposure to product liability claims in the event that the use of its products results in personal injury or death. The Company also faces the possibility that defects in the design or manufacture of the Company's products might necessitate a product recall. There can be no assurance that the Company will not experience losses due to product liability claims or recalls in the future. In addition, the Company will require increased product liability coverage if any potential products are successfully commercialized. Such insurance is expensive, difficult to obtain and may not be available in the future on acceptable terms, or at all. Any claims against the Company, regardless of their merit or eventual outcome, could have a material adverse effect upon the Company's business, financial condition and results of operations.

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

    In addition, in order to complete clinical trials in progress, prepare additional products for clinical trials, and develop future products, the Company believes that it will be required to expand its operations, particularly in the areas of research and development, manufacturing and sales and marketing. The Company hired a new Vice President of Sales in January 1997. However, there can be no assurance that he will be able to build a successful sales force or that he will be able to operate effectively with the existing management team. As the Company expands its operations in these areas, such expansion will likely result in new and increased responsibilities for management personnel and place significant strain upon the Company's management, operating and financial systems and resources. To accommodate any such growth and compete effectively, the Company will be required to implement and improve information systems, procedures, and controls, and to expand, train, motivate and manage its work force. The Company's future success will depend to a significant extent on the ability of its current and future management personnel to operate effectively, both independently and as a group. There can be no assurance that the Company's personnel, systems, procedures and controls will be adequate to support the Company's future operations. Any failure to implement and improve the Company's operational, financial and management systems or, to expand, train, motivate or manage employees as required by future growth, if any, could have a material adverse effect on the Company's business, financial condition and results of operations.

YEAR 2000 COMPLIANCE

    The Company's proprietary software products that operate its Arrhythmia Mapping System and Radiofrequency Generator System are designed for use with certain hardware developed by other vendors. Furthermore, these systems will be used in various operating environments once installed at customer sites. It is likely that, commencing in the year 2000, the functionality of certain operating environments will be adversely affected when one or more component products of the environment would not be in "Year 2000 compliance." The Company believes its products are in Year 2000 compliance, but has not conducted any formal audit of its products with respect to Year 2000 compliance. There can be no assurance that the Company's fully compliant products will be able to function properly when integrated with other vendor's noncompliant component products.

    The Company is in the process of identifying Year 2000 dependencies in the Company's internal systems and implementing changes to its internal information systems to make them Year 2000 compliant. While the Company currently expects that the Year 2000 will not pose significant operational problems, delays in the implementation of new information systems, or a failure to fully identify all Year 2000 dependencies in the Company's systems could have a material adverse consequences, including delays in the delivery or sale of products.

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

                          CARDIAC PATHWAYS CORPORATION


PART II.        OTHER INFORMATION


ITEM 2.         CHANGES IN SECURITIES


    Recent Sales of Unregistered Securities. Since September 30, 1997, the Company has issued and sold (without payment of any selling commission to any person) the following unregistered securities:

    1. On January 28, 1998 the Company issued an option to purchase 90,000 shares of the Company's Common Stock to an employee of the Company pursuant to a stock option agreement in connection with the commencement of his employment with the Company at an exercise price of $6.75 per share, the closing price of the Company's Common Stock on the Nasdaq National Market on the date of grant.

    The sale of the above securities was deemed to be exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), in reliance on Section 4(2) of the Securities Act, or Regulation D promulgated thereunder, as a transaction by an issuer not involving a public offering. The recipients of securities in the transaction represented his intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates and instruments issued in such transactions. The recipient had adequate access, through his relationship with the Company or otherwise, to information about the Registrant.


ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K

                  (a) The exhibits listed on the accompanying Exhibit Index are filed as a part hereof.

                  (b) No reports on Form 8-K were filed by the Registrant during the three months ended December 31, 1997.

                          CARDIAC PATHWAYS CORPORATION


                                   SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


DATE:  FEBRUARY 12, 1998                  CARDIAC PATHWAYS CORPORATION


                                          /S/ WILLIAM N. STARLING
                                          -------------------------------------
                                          WILLIAM N. STARLING
                                          PRESIDENT AND CHIEF EXECUTIVE OFFICER


                                          /S/ DAVID W. GRYSKA
                                          -------------------------------------
                                          DAVID W. GRYSKA
                                          VICE PRESIDENT OF FINANCE AND CHIEF
                                          FINANCIAL OFFICER

                          CARDIAC PATHWAYS CORPORATION

                                INDEX TO EXHIBITS


  EXHIBIT NO.       EXHIBIT DESCRIPTION                              PAGE NO.
---------------     -----------------------------------------------  --------

     27.1           Financial Data Schedule