Form 10-Q
period 1998-03-31
CARDIAC PATHWAYS CORP
filed 1998-05-01
CIK 1012367

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                            -----------------------

                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended March 31, 1998.

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. [X] Yes    No [ ]


As of May 1, 1998 there were 9,753,956 shares of the Registrant's Common Stock outstanding.

                          CARDIAC PATHWAYS CORPORATION

                                      INDEX


PART I.      FINANCIAL INFORMATION                                               PAGE NO.

Item 1.      Financial  Statements and Notes (Unaudited)

             Consolidated Balance Sheets as of March 31, 1998 and
             June 30, 1997 .....................................................    3

             Consolidated Statements of Operations for the three and nine
             months Ended March 31, 1998 and 1997 ..............................    4

             Consolidated Statements of Cash Flows for the nine months
             ended March 31, 1998 and 1997 .....................................    5

             Notes to Consolidated Financial Statements ........................    6

Item 2.      Management's Discussion and Analysis of Financial Condition
             and Results of Operations .........................................    8


PART II.     OTHER INFORMATION

Item 2.      Changes in Securities .............................................    26

Item 6.      Exhibits and Reports on Form 8-K ..................................    26

SIGNATURES .....................................................................    27

PART 1.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS AND NOTES


                          CARDIAC PATHWAYS CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)


                                                                                 March 31,           June 30,
                                                                                    1998             1997(1)
                                                                               ------------       ------------
                                     ASSETS
Current assets:
   Cash and cash equivalents                                                   $  5,010,266       $  5,091,426
   Short-term investments                                                        23,832,876         36,475,534
   Accounts receivable, net of allowance for doubtful accounts
      of $16,500 at March 31, 1998 and $9,500 at June 30, 1997                      494,067            168,828
   Inventories                                                                      537,553            420,005
   Prepaid expenses                                                                 187,145            411,758
   Other current assets                                                             431,626            530,080
                                                                               ------------       ------------
             Total current assets                                                30,493,533         43,097,631
Property and equipment, net                                                       3,659,417          3,140,849
Notes receivable from related parties                                               177,999            319,491
Deposits and other assets                                                           180,400             97,283
                                                                               ============       ============
                                                                               $ 34,511,349       $ 46,655,254
                                                                               ============       ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                             $    712,650       $    788,384
  Accrued compensation and related benefits                                         529,195            462,814
  Accrued clinical expenses                                                         988,396            696,106
  Other accrued expenses                                                            820,656            870,242
  Current obligations under capital leases                                          522,102            768,813
                                                                               ------------       ------------
           Total current liabilities                                              3,572,999          3,586,359
Long-term obligations under capital leases                                          372,727            472,588
Deferred royalty income                                                           2,932,339          2,950,473
Note payable                                                                      4,500,000          4,500,000
Interest payable on note                                                          1,444,750          1,153,625
Commitments
Stockholders' equity:
   Preferred stock, $.001 par value; 5,000,000 shares authorized and none
        issued and outstanding at March 31, 1998 and June 30, 1997                       --                 --
   Common stock, $.001 par value; 30,000,000 shares authorized; 9,752,201 shares issued and outstanding at March 31, 1998 and 9,523,540
       at June 30, 1997                                                               9,752              9,524
   Additional paid-in capital                                                    79,565,275         79,089,193
   Receivables from stockholders                                                   (410,000)          (420,000)
   Accumulated deficit                                                          (56,905,744)       (43,918,832)
   Deferred compensation                                                           (570,749)          (767,676)
                                                                               ------------       ------------
           Total stockholders' equity                                            21,688,534         33,992,209
                                                                               ------------       ------------
                                                                               $ 34,511,349       $ 46,655,254
                                                                               ============       ============

(1) Derived from the Company's audited consolidated balance sheet as of June 30, 1997.


                See notes to consolidated financial statements.

                          CARDIAC PATHWAYS CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                    Three months ended                Nine months ended
                                                          March 31,                        March 31,
                                              -----------------------------     -----------------------------
                                                  1998              1997            1998             1997
                                              ------------     ------------     ------------     ------------
Net sales                                     $    737,947     $    500,348     $  1,659,451     $  2,183,268
Cost of goods sold                                 793,057          682,517        2,063,366        1,960,133
                                              ------------     ------------     ------------     ------------
   Gross margin (deficit)                          (55,110)        (182,169)        (403,915)         223,135
Operating expenses:
   Research and development                      3,581,398        2,945,191       10,687,922        8,502,755
   Selling, general and administrative           1,041,843          918,194        3,000,259        2,315,329
                                              ------------     ------------     ------------     ------------
           Total operating expenses              4,623,241        3,863,385       13,688,181       10,818,084
                                              ------------     ------------     ------------     ------------
Loss from operations                            (4,678,351)      (4,045,554)     (14,092,096)     (10,594,949)
Other income (expense):
   Interest income                                 427,663          646,207        1,483,191        2,023,413
   Interest expense                               (130,717)        (133,335)        (439,089)        (391,382)
   Other, net                                       37,752           12,420           61,082           23,509
                                              ------------     ------------     ------------     ------------
           Total other income, net                 334,698          525,292        1,105,184        1,655,540
                                              ============     ============     ============     ============
Net loss                                      $ (4,343,653)    $ (3,520,262)    $(12,986,912)    $ (8,939,409)
                                              ============     ============     ============     ============

Net loss per share - basic and diluted        $      (0.45)    $      (0.37)    $      (1.35)    $      (0.96)
                                              ============     ============     ============     ============

Shares used in computing
    net loss per share - basic and diluted       9,723,000        9,417,000        9,603,000        9,340,000
                                              ============     ============     ============     ============


                See notes to consolidated financial statements.

                          CARDIAC PATHWAYS CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                      Nine months ended
                                                                           March 31,
                                                               -------------------------------
                                                                   1998               1997
                                                               ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                       $(12,986,912)      $ (8,939,409)
Adjustments to reconcile net loss to net cash
   used in operating activities:
   Depreciation and amortization                                    970,909            905,668
   Amortization of deferred royalty income                          (18,134)           (39,527)
   Amortization of deferred compensation                            196,927            176,707
   Gain on disposal of property and equipment                       (30,122)                --
   Issuance of common stock warrants                                 60,351                 --
   Issuance of nonqualified stock options for services               65,121             10,000
Changes in operating assets and liabilities:
   Accounts receivable                                             (325,239)           (65,810)
   Inventories                                                     (117,548)          (274,784)
   Prepaid expenses                                                 224,613             59,283
   Other current assets                                             148,454           (153,635)
   Accounts payable                                                 (75,734)          (146,307)
   Accrued compensation and related benefits                         66,381            277,371
   Accrued clinical expenses                                        292,290            367,838
   Other accrued expenses                                           (49,586)            72,039
   Interest payable                                                 291,125            282,517
                                                               ------------       ------------
Net cash used in operating activities                           (11,287,104)        (7,468,049)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of short-term investments                             (22,658,792)       (45,924,257)
Maturities and sales of short-term investments                   35,301,450         31,045,000
Purchases of property and equipment, net                         (1,139,300)            (6,402)
(Increase) decrease in notes receivable                             141,492            (13,836)
(Increase) in deposits and other assets                             (83,117)           (28,917)
                                                               ------------       ------------
Net cash provided by (used in) investing activities              11,561,733        (14,928,412)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments under capital lease obligations                 (716,627)          (620,355)
Proceeds from sale of common stock                                  350,838            368,219
(Increase) decrease in notes receivable from stockholders            10,000            (14,000)
                                                               ------------       ------------
Net cash used in financing activities                              (355,789)          (266,136)
                                                               ------------       ------------
Net increase (decrease) in cash and cash equivalents                (81,160)       (22,662,597)
   Cash and cash equivalents at beginning of period               5,091,426         29,112,255
                                                               ============       ============
   Cash and cash equivalents at end of period                  $  5,010,266       $  6,449,658
                                                               ============       ============


                See notes to consolidated financial statements.

                          CARDIAC PATHWAYS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998
                                   (UNAUDITED)


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

        The operating results for the three and nine month periods ended March 31, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 1998. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1997.

2.      SHORT-TERM INVESTMENTS

        At March 31, 1998 and June 30, 1997, all short-term investments were classified as held-to-maturity and available-for-sale. The amortized cost of held-to-maturity securities is adjusted for the amortization of premiums and the accretion of discounts to maturity. Such amortization of premiums and accretion of discounts are included in interest income. At March 31, 1998 and June 30, 1997, these securities were valued at amortized cost, which approximates fair value. Available-for-sale securities are carried at fair value with unrealized gains and losses reported as a separate component of stockholders' equity. To date, the Company has not experienced any significant unrealized gains or losses on available-for-sale securities and, accordingly, no adjustments have been made to stockholders' equity.

        The following is a summary of held-to-maturity and available-for-sale securities at cost, which approximates fair value:

                                                      MARCH 31,       JUNE 30,
DESCRIPTION                                             1998            1997
-----------                                         -----------      -----------
Held-to-maturity:
   U.S. government agency                           $ 4,994,103      $15,485,479
   U.S. corporate obligations                        15,538,773       20,329,767

Available-for-sale:
   Auction rate preferred stock                       3,300,000        2,100,000
   U.S. corporate obligations                                --        1,055,206
                                                    -----------      -----------
                                                     23,832,876       38,970,452
Amounts classified as cash equivalents                       --        2,494,918
                                                    -----------      -----------

Amounts included in short-term investments          $23,832,876      $36,475,534
                                                    ===========      ===========

        There were no material realized gains or losses for the three and nine month periods ending March 31, 1998 and 1997. The cost of securities sold is based on the specific identification method. Held-to-maturity securities at March 31, 1998 mature at various dates through October 1999.

3.      CONSOLIDATED BALANCE SHEET COMPONENTS

        Certain balance sheet components are as follows:

                                                MARCH 31,        JUNE 30,
                                                  1998            1997
                                               ----------      ----------
        Inventories:

            Raw materials                      $  335,453      $  252,349
            Work-in-process                        21,927          26,929
            Finished goods                        180,173         140,727
                                               ----------      ----------

                                               $  537,553      $  420,005
                                               ==========      ==========


                                                MARCH 31,        JUNE 30,
                                                  1998            1997
                                               ----------      ----------
        Property and equipment:
            Equipment                          $5,343,498      $4,799,030
            Leasehold improvements                348,610         274,307
            Equipment-in-process                1,533,712       1,076,157
                                               ----------      ----------
                                                7,225,820       6,149,494
            Less accumulated depreciation
            and amortization                    3,566,403       3,008,645
                                               ----------      ----------
                                               $3,659,417      $3,140,849
                                               ==========      ==========

4.      NET LOSS PER SHARE

        In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (FAS 128), "Earnings per Share," which the Company adopted on December 31, 1997 pursuant to the requirements of FAS 128. Under the new requirements for calculating basic earnings per share, the dilutive effect of stock options is excluded. The adoption of FAS 128 did not have a material impact on the Company's reported basic and diluted net loss per share due to the exclusion of antidilutive options from the calculations in periods when the Company incurred a net loss which occurred in all periods reported herein.

5.      RECENT PRONOUNCEMENTS

        In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 (FAS 130), "Reporting Comprehensive Income" which requires the reporting and presentation of comprehensive income and its components in the financial statements. Comprehensive income reflects certain items not currently reported in measuring net income such as changes in the value of available-for-sale securities and foreign currency translation adjustments. FAS 130 will become effective for the Company's year ending June 30, 1999. The Company does not expect the adoption of FAS 130 to have a material impact on its financial position or results of operations.

        In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 (FAS 131), "Disclosures about Segments of an Enterprise and Related Information" which supercedes the current segment reporting requirements of Statement of Financial Accounting Standards No. 14 (FAS 14), "Financial Reporting for Segments of a Business Enterprise," as amended. FAS 131 requires the reporting of certain financial and other disclosures related to the Company's operating segments which are identified using a "management approach." Operating segments are revenue-producing components of the business for which separate financial information is produced internally and are subject to evaluation by the chief operating decision maker in the resource allocation process. FAS 131 will become effective for the Company's year ending June 30, 1999. The Company does not expect the adoption of FAS 131 to have a material impact on its financial position or results of operations.


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

OVERVIEW

        The Company was founded in April 1991 and to date has engaged primarily in researching, developing, testing and obtaining regulatory clearances for its products. The Company has experienced significant operating losses since inception and, as of March 31, 1998, had an accumulated deficit of $56.9 million. The Company has generated only limited revenues from sales of Radii supraventricular tachycardia mapping and ablation catheters, Trio/Ensemble diagnostic catheters, Chilli cooled ablation catheters, Mercator Mapping Baskets, Radiofrequency Generator Systems and Arrhythmia Mapping Systems. The Company expects its operating losses to continue through at least the end of calendar 1999 as it continues to expend substantial funds for clinical trials in support of regulatory approvals, expansion of research and development activities, establishment of commercial-scale manufacturing capabilities and expansion of sales and marketing activities.

        The Company believes that its Ventricular Tachycardia Ablation System, Arrhythmia Mapping Systems and Atrial Fibrillation Ablation System and their component catheters and equipment are currently the Company's only significant potential products. The Atrial Fibrillation Ablation System is also being developed for use in treating atrial flutter. The FDA granted clearance pursuant to Section 510(k) of the Food, Drug and Cosmetic Act of 1938, as amended ("510(k) Clearance") to the Company in August 1997 for the Model 8100/8300 Arrhythmia Mapping System for basic diagnostic electrophysiology studies. The Company filed a PMA application for the Ventricular Tachycardia Ablation System in January 1998. The Arrhythmia Mapping System for diagnostic mapping of ventricular tachycardia is in various stages of clinical testing, and clinical data obtained to date are insufficient to demonstrate the safety and efficacy of this product under applicable FDA regulatory guidelines. In addition, the ablation catheter and ablation equipment that together form the Atrial Fibrillation Ablation System and the mapping catheter and mapping equipment that together form the Arrhythmia Mapping System for atrial fibrillation and atrial flutter are in the early stages of clinical testing and will require further development. See "Factors That May Impact Future Operating Results - Clinical Trials" for a discussion of the status of the clinical trials conducted to date for the Company's products. The design, manufacturing, labeling, distribution and marketing of the Company's products are subject to extensive and rigorous government regulation in the United States and certain other countries where the process of obtaining required regulatory approvals is lengthy, expensive and uncertain. In order for the Company to market the Ventricular Tachycardia Ablation System, Arrhythmia Mapping Systems or Atrial Fibrillation Ablation System and related catheters and equipment in the United States, the Company must obtain clearance or approval from the FDA. At the earliest, the Company does not anticipate filing a PMA application for any system for at least nine months, and does not anticipate receiving clearance from the FDA of a PMA for any such system until at least one to two years after such PMA application is accepted for filing, if at all. The Company will not generate any significant revenue in the United States until such time, if ever, as its Ventricular Tachycardia Ablation System, Arrhythmia Mapping Systems or its Atrial Fibrillation Ablation System obtain clearance or approval from the FDA. Even if one or more of the Company's products obtain FDA clearance or approval, there can be no assurance that any of the Company's products for diagnosis and treatment of ventricular tachycardia, atrial fibrillation and atrial flutter will be successfully commercialized or that the Company will achieve significant revenues from either international or domestic sales. Although the FDA granted 510(k) Clearance for basic electrophysiology studies for the Company's Model 8100/8300 Arrhythmia Mapping System in August 1997, such product cannot be marketed for use with the Company's diagnostic mapping catheters unless and until such catheters receive marketing clearance from the FDA. Until such regulatory approval is obtained, the Arrhythmia Mapping System may only be used with other manufacturer's catheters. There can be no assurance that this system will be successfully commercialized in the United States or in international markets where it has not yet received approval.

        The Company does not have any experience in manufacturing, marketing or selling its products for diagnosis and treatment of ventricular tachycardia and atrial fibrillation in commercial quantities. If the Company receives FDA clearance or approval for its products, it will need to expend significant capital resources and develop manufacturing expertise to establish large scale manufacturing capabilities. Nor does the Company have any experience in manufacturing, marketing or selling its mapping equipment for the Arrhythmia Mapping System in commercial quantities. Manufacturers often encounter difficulties in scaling up production of new products, including problems involving production yields, quality control and assurance, component supply shortages, shortages of qualified personnel, compliance with FDA regulations, and the need for further FDA approval of new manufacturing processes. In addition, if FDA clearances or approvals are received, the Company intends to market its products primarily through a direct sales force in the United States and indirect sales channels internationally. Although the Company received marketing clearance for the Model 8100/8300 Arrhythmia Mapping System in August 1997, the Company has begun to established a direct sales force to market this product. Establishing a marketing and sales capability sufficient to support sales in commercial quantities will require substantial efforts and require significant management and financial resources.

RESULTS OF OPERATIONS

        Net Sales. The Company's net sales to date have resulted primarily from limited sales of Radii supraventricular tachycardia mapping and ablation catheters, Trio/Ensemble diagnostic catheters, Chilli cooled ablation catheters, Mercator Mapping Baskets, Radiofrequency Generator Systems and Arrhythmia Mapping Systems. The Company's net sales increased to $738,000 for the three months ended March 31, 1998 compared to $500,000 for the three months ended March 31, 1997. The increase in net sales was primarily attributable to increased sales of Radii catheters in Japan following the initial launch of the Radii product line in the Japanese market during the first quarter of fiscal 1998. In addition, the Company had increased demand for Trio/Ensemble catheters in Japan during the quarter. These increases were offset in part by decreased international sales of Arrhythmia Mapping Systems. For the nine months ended March 31, 1998, the Company had net sales of $1.7 million compared to $2.2 million for the nine months ended March 31, 1997. The decrease in net sales was attributable to a decrease in Trio/Ensemble catheter sales in Japan following the shipment of initial stocking orders for this product in the prior fiscal year and overall lower demand for these products following the transfer, during fiscal 1997, of manufacturing and distribution for the U.S. market and certain international markets to Arrow International, Inc. ("Arrow"). In addition, the Company had decreased international sales of Arrhythmia Mapping Systems during the nine months ended March 31, 1998. However, these decreases were offset in part by increased overall sales of Radii catheters during the nine months ended March 31, 1998 due to the Japanese product launch noted above.

        In the second quarter of fiscal 1998, one customer indicated that it would return certain Radii catheters to the Company due to the failure of such catheters to meet a change in certain customer specifications. The Company completed the re-supply of such catheters in the third quarter of fiscal 1998, and the impact of such return and re-supply was approximately $104,000 on net revenue in the nine months ended March 31, 1998. In addition to the above, the Company has experienced a delay in the international launch of Radii catheters in Europe, a delay in the release of a software revision for the Company's Arrhythmia Mapping System and delays in obtaining CE mark approval for the Chilli cooled ablation catheter and Atrial Mapping Basket in Europe, resulting in lower than expected revenue in the nine months ended March 31, 1998.

        In December 1995, the Company received $3.0 million pursuant to a royalty agreement with Arrow. This amount was recorded as deferred royalty income and will be amortized to income for those Trio/Ensemble catheters that Arrow manufactures and sells. The royalty rate is 5% of the Trio/Ensemble catheter's sales price, and a total of $68,000 of royalty income related to the agreement has been recorded through March 31, 1998, of which $3,000 was recognized in the third quarter of fiscal 1998.

        Cost of Goods Sold. Cost of goods sold primarily includes raw materials costs, catheter fabrication costs, and system assembly and test costs. Cost of goods sold was $793,000 for the three months ended March 31, 1998, resulting in a gross margin deficit of $55,000. For the three months ended March 31, 1997, cost of goods sold was $683,000, resulting in a gross margin deficit of $182,000. The increase in the gross margin in the three months ended March 31, 1998 compared to March 31, 1997 was due to higher sales. For the nine months ended March 31, 1998, the Company had a gross margin deficit of $404,000 compared to a gross margin of $223,000 for the nine months ended March 31, 1997. The decrease in the gross margin in the nine months ended March 31, 1998 compared to March 31, 1997 was primarily attributable to lower net sales, changes in sales mix, increased fixed overhead costs resulting from the expansion of catheter and equipment production capacity, higher catheter materials and procurement costs, and increased compensation and associated labor costs for assembly, quality control and engineering support personnel. In addition, cost of goods sold increased in the nine months ended March 31, 1998 due to the additional expenses arising from the change in specifications in the Radii catheters discussed in "Net Sales" above. The Company expects future gross margins to fluctuate as other products are commercialized.

        The Company is currently encountering low yields and other production inefficiencies in the manufacture of its Sector mapping catheters, and Nexus ablation catheters. Although the Company believes it is taking appropriate steps to address these yield and other production inefficiencies, there can be no assurance that such improvements will be achieved. Although the Company anticipates resolving such production inefficiencies in calendar 1998, no assurance can be given that the Company will succeed in such attempts. Failure to obtain acceptable yields in the manufacture of such products will adversely affect the ability of the Company to complete the mapping system and atrial flutter clinical studies and commence commercialization of these products in international markets.

        Research and Development. Research and development expenses include costs associated with product research, clinical trials, prototype development, obtaining regulatory approvals and costs associated with hiring regulatory, clinical, research and engineering personnel. Research and development expenses increased to $3.6 million for the three months ended March 31, 1998 compared to $2.9 million for the three months ended March 31, 1997. Research and development expenses were $10.7 million for the nine months ended March 31, 1998 compared to $8.5 million for the nine months ended March 31, 1997. The increases in research and development expenses in both the three and nine month periods were primarily attributable to increased costs associated with the hiring of additional engineering personnel, costs in connection with procurement of certain materials and vendor qualification, increased facilities costs, increased costs for regulatory and other consulting services, increased costs related to conducting clinical trials in the United States and the placement of Arrhythmia Mapping Systems, Radiofrequency Generator Systems and catheter products at clinical sites in the United States and Europe. The Company believes that research and development expenditures will increase in the future as the Company invests in product and process improvements related to its ventricular tachycardia and atrial fibrillation products, expands clinical research activities and increases its research and development efforts related to new products and technologies.

        Selling, General and Administrative. Selling, general and administrative expenses include compensation and benefits for sales, marketing, senior management and administrative personnel, various legal and professional fees including those in connection with obtaining patent protection, and costs of trade shows. Selling, general and administrative expenses increased to $1.0 million for the three months ended March 31, 1998 compared to $918,000 for the three months ended March 31, 1997. Selling, general and administrative expenses were $3.0 million for the nine months ended March 31, 1998 compared to $2.3 million for the nine months ended March 31, 1997. The increases in both the three and nine month periods were primarily attributable to increased expenditures for sales and marketing personnel and services to support expanding international sales and marketing activities, increased costs associated with demonstration units, product marketing materials, insurance and certain facilities related costs. The Company anticipates that selling, general and administrative expenses will increase in future periods as additional personnel are added to support growing business operations in all functional areas.

        Other Income, Net. Other income, net decreased to $335,000 for the three months ended March 31, 1998 compared to $525,000 for the three months ended March 31, 1997. Other income, net was $1.1 million for the nine months ended March 31, 1998 compared to $1.7 million for the nine months ended March 31, 1997. The reduction in net other income was the result of declining interest income on lower cash, cash equivalent and short-term investment balances.

        Net Loss. The Company's net loss increased to $4.3 million for the three months ended March 31, 1998 compared to $3.5 million for the three months ended March 31, 1997. The net loss was $13.0 million for the nine months ended March 31, 1998 compared to $8.9 million for the nine months ended March 31, 1997. The increases in the Company's net loss primarily resulted from the larger gross margin deficits, increased operating expenses, including product development, clinical research and selling, general and administrative expenses, and lower interest income.

        Impact of Adoption of New Accounting Standards. In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (FAS 128), "Earnings per Share," which the Company adopted on December 31, 1997 pursuant to the requirements of FAS 128. Under the new requirements for calculating basic earnings per share, the dilutive effect of stock options is excluded. The adoption of FAS 128 did not have a material impact on the Company's reported basic and diluted net loss per share due to the exclusion of antidilutive options from the calculations when the Company incurred a net loss which occurred in all periods reported herein.

        In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 (FAS 130), "Reporting Comprehensive Income" which requires the reporting and presentation of comprehensive income and its components in the financial statements. Comprehensive income reflects certain items not currently reported in measuring net income such as changes in the value of available-for-sale securities and foreign currency translation adjustments. FAS 130 will become effective for the Company's year ending June 30, 1999. The Company does not expect the adoption of FAS 130 to have a material impact on its financial position or results of operations.

        In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 (FAS 131), "Disclosures about Segments of an Enterprise and Related Information" which supercedes the current segment reporting requirements of Statement of Financial Accounting Standards No. 14 (FAS 14), "Financial Reporting for Segments of a Business Enterprise," as amended. FAS 131 requires the reporting of certain financial and other disclosures related to the Company's operating segments which are identified using a "management approach." Operating segments are revenue-producing components of the business for which separate financial information is produced internally and are subject to evaluation by the chief operating decision maker in the resource allocation process. FAS 131 will become effective for the Company's year ending June 30, 1999. The Company does not expect the adoption of FAS 131 to have a material impact on its financial position or results of operations.

LIQUIDITY AND CAPITAL RESOURCES

        Since inception, the Company has financed its operations through a combination of private placements of equity securities yielding $33.5 million, a private placement of debt securities yielding $4.5 million, equipment lease financing arrangements yielding $3.5 million and a prepaid royalty arrangement yielding $3.0 million. In addition, the Company closed its initial public offering in June 1996 raising net proceeds of $43.1 million. As of March 31, 1998, the Company had $28.8 million in cash, cash equivalents and short-term investments.

        Net cash used in operating activities was $11.3 million and $7.5 million for the nine months ended March 31, 1998 and 1997, respectively. For such periods, net cash used in operating activities resulted primarily from net losses. Net cash provided by investing activities was $11.6 million for the nine months ended March 31, 1998 and net cash used in investing activities was $14.9 million for the nine months ended March 31, 1997. Net cash provided by investing activities primarily resulted from maturities and sales of short-term investments, offset in part by purchases of short-term investments and equipment. The net cash used in investing activities for the nine months ended March 31, 1997 was primarily attributable to the purchase of short-term investments following the Company's initial public offering in June 1996, partially offset by maturities and sales of short-term investments. Net cash used in financing activities was $356,000 for the nine months ended March 31, 1998 and $266,000 for the nine months ended March 31, 1997.

        As of March 31, 1998, the Company had capital equipment of $7.2 million less accumulated depreciation and amortization of $3.5 million to support its clinical, development, manufacturing and administrative activities. The Company has financed approximately $3.5 million from capital lease obligations through March 31, 1998. In September 1997, the Company secured an additional equipment lease financing facility of $2.0 million, which is available to the Company in two equal annual increments of $1.0 million. In connection with the origination of the $2.0 million lease facility in September 1997, the Company issued a warrant to purchase 35,170 shares of its Common Stock to the lessor at an exercise price of $8.53 per share. As of March 31, 1998, the Company has utilized approximately $370,000 of the first increment of this lease line and expects to utilize its remaining unused lease line and a portion of existing cash resources in connection with the purchase of additional capital equipment over the next 12 months. The Company expects capital expenditures to increase over the next several years as it expands facilities and acquires equipment to support the planned expansion of manufacturing capabilities.

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

FACTORS THAT MAY IMPACT FUTURE OPERATIONS

LIMITED OPERATING HISTORY; HISTORY OF LOSSES AND EXPECTATION OF FUTURE LOSSES

        The Company was founded in 1991 and to date has engaged primarily in researching, developing, testing and obtaining regulatory clearances for its products. The Company has experienced significant operating losses since inception. As of March 31, 1998, the Company had an accumulated deficit of $56.9 million. To date, the Company has generated only limited revenues from sales of its products and expects its operating losses to continue through at least the end of calendar 1999 as it continues to expend substantial funds for clinical trials in support of regulatory approvals, expansion of research and development activities, establishment of commercial scale manufacturing capabilities and expansion of sales and marketing activities. There can be no assurance that any of the Company's potential products for diagnosis and treatment of ventricular tachycardia, atrial fibrillation and atrial flutter will be successfully commercialized or that the Company will achieve significant revenues from either international or domestic sales. In addition, there can be no assurance that the Company will achieve or sustain profitability in the future or meet the expectations of securities industry analysts. The Company's results of operations may fluctuate significantly from quarter to quarter or year to year and will depend on numerous factors, including actions relating to regulatory matters, progress of clinical trials, the extent to which the Company's products gain market acceptance, the timing of scale-up of manufacturing abilities, the timing of expansion of sales and marketing activities and competition.

CLINICAL TRIALS

        The Ventricular Tachycardia Ablation System, Arrhythmia Mapping System for diagnostic mapping of ventricular tachycardia, Arrhythmia Mapping System for diagnostic mapping of the right atrium and Atrial Fibrillation Ablation System for use in treating atrial fibrillation and/or atrial flutter are in various stages of clinical testing. Clinical data obtained to date are insufficient to demonstrate the safety and efficacy of these products under applicable FDA regulatory guidelines. There can be no assurance that any of the Company's products will prove to be safe and effective in clinical trials under applicable United States or international regulatory guidelines or that additional modifications to the Company's products will not be necessary. In addition, the clinical trials may identify significant technical or other obstacles to be overcome prior to obtaining necessary regulatory or reimbursement approvals. In addition, the ablation catheter and ablation equipment that together form the Company's Atrial Fibrillation Ablation System are still under development. There can be no assurance that the Company will be successful in completing development of the atrial fibrillation product and submitting the appropriate Investigational Device Exemption supplement ("IDEs") or that the FDA will permit the Company to undertake clinical trials of the atrial fibrillation product. Although the FDA granted 510(k) Clearance for basic electrophysiology studies for the Company's Arrhythmia Mapping System in August 1997, such product cannot be marketed with the Company's mapping catheters unless and until such catheters receive FDA marketing clearance or approval. Until such regulatory approval is obtained, the Arrhythmia Mapping System may only be used with other manufacturers' catheters. There can be no assurance that physicians will adopt the Arrhythmia Mapping System for electrophysiology studies in lieu of a system incorporating mapping equipment and catheters from a single manufacturer or at all. If the Ventricular Tachycardia Ablation System, Arrhythmia Mapping Systems and Atrial Fibrillation Ablation System and their component catheters and equipment do not prove to be safe and effective in clinical trials or if the Company is otherwise unable to commercialize these products successfully, the Company's business, financial condition and results of operations will be materially adversely affected. In addition, because ablation treatment of cardiac arrhythmias is a relatively new and to date untested treatment, the long-term effects of radiofrequency ablation on patients are unknown. As a result, the long-term success of ablation therapy in treating ventricular tachycardia, atrial fibrillation and atrial flutter will not be known for several years.

        In December 1997, the Company completed enrollment in a clinical trial of the Chilli Cooled Ablation Catheter and the Models 8002 and 8004 Radiofrequency Generator and Integrated Fluid Pump, the products that together form the Company's Ventricular Tachycardia Ablation System. In May 1997, the Company completed an IDE feasibility study of the Mercator Left Ventricular Mapping Basket and the Model 8100/8300 Arrhythmia Mapping System, the products that together form the Company's Arrhythmia Mapping System for diagnostic mapping of ventricular tachycardia. The Company is currently conducting a clinical trial for the Local Sector Mapping Basket, a variation of the Mercator Left Ventricular Mapping Basket. The Company completed a clinical trial of the Mercator Atrial Mapping Basket and the Model 8100/8300 Arrhythmia Mapping System in March 1998, the products that together form the Company's Arrhythmia Mapping System for diagnostic mapping of the right atrium. In February 1998, the Company filed an IDE for a clinical trial of the Local Sector Mapping Basket in the right atrium. In April 1997, the Company completed a feasibility study of the Nexus Linear Lesion Catheter and Model 8002 Radiofrequency Generator and Integrated Fluid Pump, the products that together form the Company's Atrial Fibrillation Ablation System. The Company is currently conducting a clinical trial for a second version of the Nexus Linear Lesion Catheter for the treatment of atrial flutter.

        Ventricular Tachycardia Ablation System. The Company initiated a clinical trial for the Ventricular Tachycardia Ablation System in the United States and Europe in November 1995 under an IDE approved by the FDA. The clinical trials are being conducted at a maximum of 15 clinical sites. Pursuant to the IDE, the FDA will evaluate the safety and efficacy of the Ventricular Tachycardia Ablation System. The primary endpoint of the clinical trial is clinical recurrence of ventricular tachycardia in patients randomized to receive ablation treatment versus patients in the control group receiving antiarrhythmic drugs. The required post-treatment follow-up prior to submission of a PMA application was 30 days for safety and the Company is required to follow some patients for up to 24 months after the PMA application filing. Enrollment for the clinical trial was completed on December 19, 1997. A PMA application was submitted on January 29, 1998 for approval to market the Ventricular Tachycardia Ablation System and its component catheters and equipment in the United States, and the Company expects that the FDA's review process will take at least nine months from the date of filing. The Company has been granted its request to the FDA permitting continuation of the study and expansion to a maximum of 20 clinical sites and 200 patients while the PMA application is under review.

        As of May 15, 1997, the FDA no longer required randomization, and all patients enrolled have been able to receive ablation initially. This modification to the protocol resulted in more rapid enrollment into the clinical trial. As of April 28, 1998, 187 patients had been enrolled in the trial; 75 patients randomized to ablation, 80 patients non-randomized to ablation, and 32 patients randomized to drug therapy of which 17 patients have subsequently received ablation therapy due to VT recurrence. In addition, 23 patients have received ablation therapy under a compassionate use protocol. Analysis of 150 of such patients was included in the PMA application. The Company believes that such analysis shows that clinical recurrence of VT was significantly less in the patients randomized to ablation compared to patients randomized to control. Acute success of ablation therapy, defined as eradication of all mappable VT at the end of the ablation procedure, was attained in 76% of patients. The incidence of major adverse events associated with the procedure was 8.6%.

        Arrhythmia Mapping System for Ventricular Tachycardia. In January 1997, the Company received FDA approval to conduct an IDE feasibility study to evaluate the safety of the Arrhythmia Mapping System for diagnostic mapping of ventricular tachycardia. The feasibility study was conducted at three clinical sites in the United States and Europe and involved a total of 14 patients. The purpose of the clinical trial was to evaluate and test the success of the deployment of the Mercator Left Ventricular Mapping Basket into the ventricle, the fit of the catheter and the system's ability to accurately map the electrical signals of the left ventricle. In addition, as of April 28, 1998, 17 patients have been studied in Europe outside of the IDE in a similar protocol. There was no thrombus formation on any mapping basket used in the 31 studies. Of the 31 patients evaluated, one patient developed asymptomatic aortic regurgitation, one patient had a transient ischemic attack, and two patients developed pericardial effusions associated with the procedure. In July 1997, the Company submitted an IDE supplement to support commercialization of two types of baskets; the Mercator Left Ventricular Mapping Basket, the full chamber "global" basket evaluated in the feasibility study, as well as a smaller, partial chamber high density Local Sector basket. Conditional approval was granted to initiate enrollment of 30 patients at five sites for the global basket. This study has been initiated at one clinical site, and two patients have been enrolled. The FDA requested a separate IDE for a study of the Sector Mapping Basket. A new IDE was submitted and received conditional approval in November 1997 to initiate enrollment of 30 patients at five sites in the Sector study. This study was initiated April 8, 1998, and two patients have been enrolled in this trial. This study allows the use of either of the ventricular mapping baskets with the Ventricular Tachycardia Ablation System simultaneously. Furthermore, the Company believes that ventricular mapping should enable the treatment of high rate ventricular tachycardia, which is more common than slow rate ventricular tachycardia which is the only type amenable to ablation therapy using current techniques.

        Arrhythmia Mapping System for Atrial Fibrillation. In June 1997, the Company received IDE approval by the FDA to conduct a clinical trial of the Mercator Atrial Mapping Basket for the right atrium and Arrhythmia Mapping System for complex atrial tachyarrhythmias including atrial fibrillation. The clinical trial is being conducted at eight clinical sites in the United States and one in Europe. The purpose of this clinical trial is to demonstrate the equivalency of the Mercator Atrial Mapping Basket and the Arrhythmia Mapping System to commercially available mapping catheters. As of April 28, 1998, the Mercator Atrial Mapping Basket had been evaluated in 78 patients. There was no thrombus formation on any mapping basket used in the 78 studies. Enrollment in the trial is complete. The Company anticipates that it will submit a 510(k) application for clearance of the Mercator Atrial Mapping Basket in the near future. An IDE was submitted for a clinical study of the Local Sector Mapping Basket for the right atrium. The Company was granted conditional approval to test 10 subjects at five clinical sites.

        Atrial Fibrillation Ablation System. The Company received FDA approval of an IDE feasibility study to evaluate the safety of the Atrial Fibrillation Ablation System in August 1997. The purpose of the IDE feasibility study for the Atrial Fibrillation Ablation System was to assess the safety and performance in creating continuous linear lesions. The feasibility study was completed with 10 patients undergoing testing. The purpose of the clinical test was to verify that a linear lesion could be made in a location in the atrium anticipated to eliminate atrial fibrillation. In a majority of the patients undergoing ablation, linear lesions were created in the right atrium either with the Nexus Linear Lesion Catheter alone or with commercial ablation catheter supplementation. One patient developed a pericardial effusion attributed to perforation by a commercial diagnostic (non-ablation) catheter. No other complications occurred. The Company also tested the Nexus Linear Lesion Catheter in two patients in Europe.

        The Nexus Linear Lesion Catheter was modified to improve its ability to create linear lesions minimizing the need for commercial ablation catheter supplementation. The modifications include the addition of active deflection to facilitate tissue contact. An IDE supplement was submitted in October 1997 to support commercialization of the Nexus Linear Lesion Catheter in the right atrium to treat atrial flutter. Atrial flutter is an abnormal heart rhythm now commonly treated using catheter ablation, requiring the creation of a two to four centimeter linear lesion in the right atrium. The study received conditional approval in December 1997 to involve 30 patients at five sites. The study was initiated in February 1998 and to date four patients have been enrolled.

        A feasibility IDE for use of the modified Nexus Linear Lesion Catheter in the right atrium to treat atrial fibrillation is expected to be submitted in calendar 1998.

NO EXISTING MARKET

The Company's Model 8100/8300 Arrhythmia Mapping System (the "Model 8100/8300") received 510(k) Clearance from the FDA in August 1997 for basic diagnostic electrophysiology studies. In September 1997, the Company began marketing such system commercially in the United States. However, there can be no assurance that such system will gain any significant degree of market acceptance among physicians, patients, and health care payors. The Company believes that physician's acceptance of procedures performed using the Company's Model 8100/8300 will be essential for market acceptance of such system. Even though the clinical efficacy of such system has been established, electrophysiologists, cardiologists, and other physicians may elect not to recommend the use of the Model 8100/8300 for any number of reasons. Although the FDA granted 510(k) Clearance for basic electrophysiology studies for the Company's Model 8100/8300 Arrhythmia Mapping System in August 1997, such product cannot be marketed for use with the Company's diagnostic mapping catheters unless and until such catheters receive marketing clearance from the FDA. Until such regulatory approval is obtained, the Arrhythmia Mapping System may only be used with other manufacturer's catheters. There can be no assurance that this system will be successfully commercialized in the United States or in international markets where it has not yet received approval. The Company believes that, as with any novel medical technology, there will be a significant learning process involved for physicians to become proficient. Broad use of such system will require training of electrophysiologists, and the time required to complete such training could adversely affect market acceptance. Failure of such product to achieve significant market acceptance would have a material adverse effect on the Company's business, financial condition and results of operations. Even if the Model 8100/8300 achieves market acceptance, if the Company is unable to manufacture sufficient quantities of such product to satisfy customer demand, the Company's business, financial condition and results of operations would be materially adversely affected.

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

        Establishing a marketing and sales capability sufficient to support sales in commercial quantities will require substantial efforts and require significant management and financial resources. There can be no assurance that the Company will be able to build such a marketing staff or sales force, that establishing such a marketing staff or sales force will be cost effective or that the Company's sales and marketing efforts will be successful. If the Company is successful in obtaining the necessary regulatory approvals for its ventricular tachycardia and atrial fibrillation products in international markets, it expects to establish a sales and marketing capability in those markets primarily through distributors. There can be no assurance that the Company will be able to enter into agreements with desired distributors on a timely basis or at all, or that such distributors will devote adequate resources to selling the Company's products. Failure to establish appropriate distribution relationships could have a material adverse effect upon the Company's business, financial condition and results of operations.

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

        The Company has no experience manufacturing its products in the volumes that will be necessary for the Company to achieve significant commercial sales, and there can be no assurance that reliable, high volume manufacturing capacity can be established or maintained at commercially reasonable costs. If the Company receives FDA clearance or approval for its products, it will need to expend significant capital resources and develop manufacturing expertise to establish large scale manufacturing capabilities. Manufacturers often encounter difficulties in scaling up production of new products, including problems involving production yields, quality control and assurance, component supply shortages, shortages of qualified personnel, compliance with FDA regulations, and the need for further FDA approval of new manufacturing processes. For example, the Company has encountered low yields, and other production inefficiencies in the manufacture of its Sector mapping basket catheters and Radii catheters. In addition, the Company believes that substantial cost reductions in its manufacturing operations will be required for it to commercialize its catheters and systems on a profitable basis. Any inability of the Company to establish and maintain large scale manufacturing capabilities would have a material adverse effect on the Company's business, financial condition and results of operations.

        The Company's manufacturing facilities are subject to periodic inspection by regulatory authorities, and its operations must undergo Quality System Regulations ("QSR;" the successor regulations to current Good Manufacturing Practices Regulations) compliance inspections conducted by the FDA. The Company is required to comply with QSR in order to produce products for sale in the United States and with ISO 9001/EN46001 standards in order to produce products for sale in Europe. In December 1997, the Company received ISO 9001/EN46001 certification for the Medical Device Directive QSR from its European Notified Body. Any failure of the Company to comply with QSR or ISO 9001/EN46001 standards may result in the Company being required to take corrective actions, such as modification of its policies and procedures. The State of California also requires that the Company obtain a license to manufacture medical devices. The Company has applied for a device manufacturing license from the California Department of Health Services ("CDHS") and was inspected by the CDHS in October 1997. As a result of the inspection, CDHS recommended the issuance of a device manufacturing license to the Company which was granted in February 1998. If the Company is unable to maintain such a license, it would be unable to manufacture or ship any product, and such inability would have a material adverse effect on the Company's business, financial condition and results of operations.

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

        In addition to patents, the Company relies on trade secrets and proprietary know how to compete, which it seeks to protect, in part, through appropriate confidentiality and proprietary information agreements. These agreements generally provide that all confidential information developed or made known to individuals by the Company during the course of the relationship with the Company is to be kept confidential and not disclosed to third parties, except in specific circumstances. The agreements also generally provide that all inventions conceived by the individual in the course of rendering service to the Company shall be the exclusive property of the Company. There can be no assurance that proprietary information or confidentiality agreements with employees, consultants and others will not be breached, that the Company will have adequate remedies for any breach, or that the Company's trade secrets will not otherwise become known to or independently developed by competitors.

        The medical device industry has been characterized by extensive litigation regarding patents and other intellectual property rights, and companies in the medical device industry have employed intellectual property litigation to gain a competitive advantage. There can be no assurance that the Company will not become subject to patent infringement claims or litigation in a court of law, or interference proceedings declared by the United States Patent and Trademark Office ("USPTO") to determine the priority of inventions or an opposition to a patent grant in a foreign jurisdiction. The defense and prosecution of intellectual property suits, USPTO interference or opposition proceedings and related legal and administrative proceedings are both costly and time consuming. Any litigation, opposition or interference proceedings will result in substantial expense to the Company and significant diversion of effort by the Company's technical and management personnel. An adverse determination in litigation or interference proceedings to which the Company may become a party could subject the Company to significant liabilities to third parties, require disputed rights to be licensed from third parties or require the Company to cease using such technology. Although patent and intellectual property disputes in the medical device area have often been settled through licensing or similar arrangements, costs associated with such arrangements may be substantial and could include ongoing royalties. Furthermore, there can be no assurance that necessary licenses from others would be available to the Company on satisfactory terms, if at all. Adverse determinations in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent the Company from manufacturing and selling its products, which would have a material adverse effect on the Company's business, financial condition and results of operations. The Company is aware of certain patents owned or licensed by others and relating to cardiac catheters and cardiac monitoring. Certain enhancements of the Company's products are still in the design and pre-clinical testing phase. Depending on the ultimate design specifications and results of pre-clinical testing of these enhancements there can be no assurance that the Company would be able to obtain a license to such patents or that a court would find that such patents are either not infringed by such enhancements or are invalid. Further, there can be no assurance that owners or licensees of these patents will not attempt to enforce their patent rights against the Company in a patent infringement suit or other legal proceeding, regardless of the likely outcome of such suit or proceeding.

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

GOVERNMENT REGULATION

United States

        The design, preclinical and clinical testing, manufacture, labeling, sale, distribution and promotion of the Company's products are subject to regulation by numerous governmental authorities, principally the FDA and corresponding state and foreign regulatory agencies. Noncompliance with applicable requirements can result in, among other things, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, failure of the government to grant premarket clearance or premarket approval for devices, withdrawal of marketing approvals, a recommendation by the FDA that the Company not be permitted to enter into government contracts and/or criminal prosecution. The FDA also has the authority to request repair, replacement or refund of the cost of any device manufactured or distributed by the Company.

        Before a new device can be introduced into the market, the manufacturer must generally obtain marketing clearance through a 510(k) Clearance or an approval of a PMA application under Section 515 of the Federal Food, Drug and Cosmetic Act of 1938, as amended. Commercial distribution of a device for which a 510(k) Clearance is required can begin only after the FDA issues an order finding the device to be "substantially equivalent" to a predicate device. If the Company cannot establish that a proposed device is substantially equivalent to a legally marketed predicate device, the Company must seek premarket approval of the proposed device from the FDA through the submission of a PMA application.

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

International

        The European Union ("EU") has promulgated rules which require that medical products receive by June 12, 1998 the right to affix the CE mark, an international symbol of adherence to quality assurance standards and compliance with applicable European medical device directives. QSR certification is one of the CE mark requirements. The Company has received Medical Device Directive QSR certification by its European Notified Body, one of the CE mark certification prerequisites for its manufacturing facility in Sunnyvale, California. Furthermore, in January 1998, the Company received the right to affix the CE mark to its Arrhythmia Mapping System and Chilli Cooled Ablation System. In April 1998, the Company received the right to affix the CE mark to its Radii catheters. While the Company intends to satisfy the requisite policies and procedures that will permit it to receive the CE mark certification for other products, including the Trio/Ensemble SVT catheters, there can be no assurance that the Company will be successful in meeting the European certification requirements and failure to receive the right to affix the CE mark will prohibit the Company from selling these and other products in member countries of the EU.

        The time required to obtain approval for sale in foreign countries may be longer or shorter than that required for FDA approval, and the requirements may differ. Export sales of medical devices that have not received FDA marketing authorization are subject to FDA export requirements. In accordance with the FDA Export Reform & Enforcement Act of 1996, such devices may be exported to any country provided that the device meets a number of criteria including marketing authorization in one of the "Tier I" countries identified in that act. If the device has no marketing authorization in a Tier I country, and is intended for marketing, it may be necessary to obtain approval from the FDA to export the device. In order to obtain export approval, the Company may be required to provide the FDA with documentation from the medical device regulatory authority of the country in which the study is to be conducted or the purchaser is located, stating that the device has the approval of the country. In addition, the FDA must find that the exportation of the device is not contrary to the public health and safety of the country in order for the Company to obtain the permit. The Company currently has marketing authorization in one or more Tier I countries for all its clinically used products. The Company is in the process of obtaining the necessary marketing approvals or is conducting clinical trials in the United Kingdom, Germany, France, Canada, Japan and several other countries in Europe and Asia.

THIRD-PARTY REIMBURSEMENT AND UNCERTAINTY RELATED TO HEALTH CARE REFORM

        In the United States, health care providers, including hospitals and physicians, that purchase medical products for treatment of their patients, generally rely on third party payors, principally federal Medicare, state Medicaid and private health insurance plans, to reimburse all or a part of the costs and fees associated with the procedures performed using these products. The Company's success will be dependent upon, among other things, the ability of health care providers to obtain satisfactory reimbursement from third party payors for medical procedures in which the Company's products are used. Third party payors may deny reimbursement if they determine that a prescribed device has not received appropriate regulatory clearances or approvals, is not used in accordance with cost effective treatment methods as determined by the payor, or is experimental, unnecessary or inappropriate.

        Reimbursement systems in international markets vary significantly by country and by region within some countries, and reimbursement approvals must be obtained on a country by country basis. Many international markets have government managed health care systems that control reimbursement for new products and procedures. In most markets, there are private insurance systems as well as government managed systems. Market acceptance of the Company's products will depend on the availability and level of reimbursement in international markets targeted by the Company. There can be no assurance that the

Company will obtain reimbursement in any country within a particular time, for a particular time, for a particular amount, or at all.

        Regardless of the type of reimbursement system, the Company believes that physician advocacy of the Company's products will be required to obtain reimbursement. The Company believes that less invasive procedures generally provide less costly overall therapies as compared to conventional drug, surgery and other treatments. In addition, the Company believes that treatment with the Company's products will be more efficacious than currently available therapies. The Company anticipates that hospital administrators and physicians would justify the use of the Company's products by the attendant cost savings and clinical benefits that the Company believes would be derived from the use of its products. However, there can be no assurance that this will be the case. There can be no assurance that reimbursement for the Company's products will be available in the United States or in international markets under either government or private reimbursement systems, or that physicians will support and advocate reimbursement for procedures using the Company's products. Failure by hospitals and other users of the Company's products to obtain reimbursement from third party payors, or changes in government and private third-party payors' policies toward reimbursement for procedures employing the Company's products, would have a material adverse effect on the Company's business, financial condition and results of operations. Moreover, the Company is unable to predict what additional legislation or regulation, if any, relating to the health care industry or third party coverage and reimbursement may be enacted in the future, or what effect such legislation or regulation would have on the Company.

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

        In addition, in order to complete clinical trials in progress, prepare additional products for clinical trials, and develop future products, the Company believes that it will be required to expand its operations, particularly in the areas of research and development, manufacturing and sales and marketing. The Company hired a new Vice President of North American Sales in January 1998 and a new Vice President of International Sales in March 1998. However, there can be no assurance that they will be able to build a successful sales force or that they will be able to operate effectively with the existing management team. As the Company expands its operations in these areas, such expansion will likely result in new and increased responsibilities for management personnel and place significant strain upon the Company's management, operating and financial systems and resources. To accommodate any such growth and compete effectively, the Company will be required to implement and improve information systems, procedures, and controls, and to expand, train, motivate and manage its work force. The Company's future success will depend to a significant extent on the ability of its current and future management personnel to operate effectively, both independently and as a group. There can be no assurance that the Company's personnel, systems, procedures and controls will be adequate to support the Company's future operations. Any failure to implement and improve the Company's operational, financial and management systems or, to expand, train, motivate or manage employees as required by future growth, if any, could have a material adverse effect on the Company's business, financial condition and results of operations.

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

        The Company is in the process of identifying Year 2000 dependencies in the Company's internal systems and implementing changes to its internal information systems to make them Year 2000 compliant. While the Company currently expects that the Year 2000 will not pose significant operational problems, delays in the implementation of new information systems, or a failure to fully identify all Year 2000 dependencies in the Company's systems could have material adverse consequences, including delays in the delivery or sale of products.

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

        On April 22, 1997, pursuant to a Preferred Shares Rights Agreement (the "Rights Agreement") between the Company and Norwest Bank Minnesota, N.A. (the "Rights Agent"), the Company's Board of Directors declared a dividend of one right to purchase 1/1000th of a share of the Company's Series A Participating Preferred Stock ("Series A Preferred") for each outstanding share of Common Stock of the Company (a "Right"). Each Right entitles the registered holder to purchase from the Company 1/1000th of a share of Series A Preferred at an exercise price of $125 (the "Purchase Price"), subject to adjustment. The Rights approved by the Board are designed to protect and maximize the value of the outstanding equity interests in the Company in the event of an unsolicited attempt by an acquirer to take over the Company, in a manner or on terms not approved by the Board of Directors. The Rights have been declared by the Board in order to deter coercive tactics, including a gradual accumulation of shares in the open market of a 15% or greater position to be followed by a merger or a partial or two tier tender offer that does not treat all stockholders equally. The Rights should not interfere with any merger or business combination approved by the Board of Directors. However, the Rights may have the effect of rendering more difficult or discouraging an acquisition of the Company deemed undesirable by the Board of Directors. The Rights may cause substantial dilution to a person or group that attempts to acquire the Company on terms or in a manner not approved by the Company's Board of Directors, except pursuant to an offer conditioned upon the negation, purchase or redemption of the Rights.

POTENTIAL VOLATILITY OF STOCK PRICE

        The market price of shares of Common Stock, like that of the common stock of many medical products and high technology companies, has in the past been, and is likely in the future to continue to be highly volatile. Factors such as fluctuations in the Company's operating results, announcements of technological innovations or new commercial products by the Company's or competitors, government regulation, changes in the current structure of the health care financing and payment systems, developments in or disputes regarding patent or other proprietary rights, release of reports by securities analysts, change in securities analysts recommendations, economic and other external factors and general market conditions may have a significant effect on the market price of the Common Stock. Also, at some future time, the Company's revenues and results of operations may be below the expectations of securities analysts or investors, resulting in significant fluctuations in the market price of the Company's Common Stock. Moreover, the stock market has from time to time experienced extreme price and volume fluctuations which have particularly affected the market prices for medical products and high technology companies and which have often been unrelated to the operating performance of such companies. These broad market fluctuations, as well as general economic, political and market conditions, may adversely affect the market price of the Company's Common Stock. In the past, following periods of volatility in the market price of a company's stock, securities class action litigation has occurred against the issuing company. There can be no assurance that such litigation will not occur in the future with respect to the Company. Such litigation could result in substantial costs and a diversion of management's attention and resources, which could have a material adverse effect on the Company's business, operating results and financial condition. Any adverse determination in such litigation could also subject the Company to significant liabilities.

ABSENCE OF DIVIDENDS

        The Company has not paid any cash dividends since inception and does not anticipate paying cash dividends in the foreseeable future.

                          CARDIAC PATHWAYS CORPORATION


PART II.     OTHER INFORMATION


ITEM 2.      CHANGES IN SECURITIES

        Recent Sales of Unregistered Securities. Since December 31, 1997, the Company has issued and sold (without payment of any selling commission to any person) the following unregistered securities:

        1. On January 28, 1998 the Company issued an option to purchase 90,000 shares of the Company's Common Stock to an employee of the Company pursuant to a stock option agreement in connection with the commencement of his employment with the Company at an exercise price of $6.75 per share, the closing price of the Company's Common Stock on the Nasdaq National Market on the date of grant.

        2. On April 14, 1998 the Company issued an option to purchase 90,000 shares of the Company's Common Stock to an employee of the Company pursuant to a stock option agreement in connection with the commencement of his employment with the Company at an exercise price of $8.50 per share, the closing price of the Company's Common Stock on the Nasdaq National Market on the date of grant.

        The sale of the above securities was deemed to be exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), in reliance on Section 4(2) of the Securities Act, or Regulation D promulgated thereunder, as a transaction by an issuer not involving a public offering. Each of the recipients of securities in the transaction represented his intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates and instruments issued in such transactions. The recipients each had adequate access, through his relationship with the Company or otherwise, to information about the Registrant.

        Use of Proceeds. With respect to the requirements of Item 701(f) of Regulation S-K regarding the reporting of use of proceeds, pursuant to the information required to be reported by Item 701(f)(4)(viii), the Company used net proceeds in the amounts noted for the stated purposes since its December 31, 1997 report on Form 10-Q: purchase and installation of machinery and equipment - $383,841; repayment of indebtedness - $257,492; and working capital - $3,929,087.


ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

             (a) The exhibits listed on the accompanying Exhibit Index are filed as a part hereof.

             (b) No reports on Form 8-K were filed by the Registrant during the three months ended March 31, 1998.

                          CARDIAC PATHWAYS CORPORATION


                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



DATE:  MAY 1, 1998                      CARDIAC PATHWAYS CORPORATION



                                        /S/ WILLIAM N. STARLING
                                        ---------------------------------------
                                        WILLIAM N. STARLING
                                        PRESIDENT AND CHIEF EXECUTIVE OFFICER



                                        /S/ DAVID W. GRYSKA
                                        ---------------------------------------
                                        DAVID W. GRYSKA
                                        VICE PRESIDENT OF FINANCE AND CHIEF
                                        FINANCIAL OFFICER

                          CARDIAC PATHWAYS CORPORATION

                                INDEX TO EXHIBITS


  EXHIBIT NO.       EXHIBIT DESCRIPTION                                            PAGE NO.
----------------    ----------------------------------------------------------     --------

    10.11.1         Lease Modification Agreement effective as of February
                    24, 1998 between the Registrant and Brock Properties

       27.1         Financial Data Schedule