Form 10-K405
period 1998-06-30
CARDIAC PATHWAYS CORP
filed 1998-09-25
CIK 1012367

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
(MARK ONE)

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        FOR THE FISCAL YEAR ENDED JUNE 30, 1998

        OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM ____________ TO ____________ .

                       COMMISSION FILE NUMBER: 000-28372

                          CARDIAC PATHWAYS CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                      77-0278793
       (STATE OR OTHER JURISDICTION OF                        (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NUMBER)

              995 BENECIA AVENUE                                   94086
            SUNNYVALE, CALIFORNIA                                (ZIP CODE)
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and, (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on September 23, 1998 as reported on the Nasdaq National Market, was approximately $35,626,606. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     As of September 23, 1998, the registrant had outstanding 9,868,483 shares of Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The Registrant has incorporated by reference into Part III of this Form 10-K portions of its Proxy Statement for the Annual Meeting of Stockholders to be held November 30, 1998.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

               SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     Certain statements in this Report constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, the following: the Company's history of losses and uncertainty of profitability; the uncertainty that those products which have not previously received regulatory clearance for commercial sale will prove to be safe and efficacious in clinical trials; the uncertainty as to whether the Company's products and systems will receive approval for commercial sale from United States and international regulatory authorities in a timely manner, if at all; the uncertainty of market acceptance of the Company's products and systems; the Company's dependence on development and introduction of new products; the Company's lack of sales, marketing and distribution experience; the risks associated with manufacturing of the Company's products; the Company's highly competitive industry and rapid technological change within the Company's industry; the uncertainty of patent and proprietary technology protection and reliance on technology licensed from third parties; changes in, or failure to comply with, government regulation; the uncertainty of third party reimbursement for procedures performed using the Company's products; the potential fluctuations in the Company's annual and/or quarterly results; the Company's dependence on retention and attraction of key employees; general economic and business conditions; and other factors referenced herein.

ITEM 1. BUSINESS

OVERVIEW

     Cardiac Pathways Corporation (the "Company") was organized in 1991 as a California Corporation and completed a reincorporation in Delaware prior to its initial public offering in June 1996. The Company designs, develops and manufactures minimally invasive systems to diagnose and treat cardiac tachyarrhythmias (abnormally rapid heart rhythms) which, if untreated, can cause palpitations, fainting and sudden cardiac arrest (a fatal heart rhythm). The Company is developing products designed to provide integrated system solutions for the successful diagnosis and treatment of ventricular tachycardia and atrial fibrillation, two of the most serious and prevalent types of abnormally rapid heart rhythms. The Company's products consist of systems for diagnostic mapping, or locating the source of the tachyarrhythmia within the heart, and for performing ablation treatment, a nonsurgical, minimally invasive technique for neutralizing heart tissue responsible for starting or maintaining a dangerous heart rhythm. Current mapping and ablation procedures often take many hours to complete. The Company believes its systems will substantially shorten mapping and ablation procedure time and provide safe and more effective treatments of ventricular tachycardia and atrial fibrillation than other current forms of therapy. The Company's strategy is to establish its Ventricular Tachycardia Ablation System, Arrhythmia Mapping Systems and Atrial Fibrillation Ablation System as the preferred means for the diagnosis and treatment of ventricular tachycardia and atrial fibrillation.

     The Company has generated only limited revenues from sales of supraventricular tachycardia and ventricular tachycardia catheters and Arrhythmia Mapping Systems in certain markets. The Company does not have any experience in manufacturing, marketing or selling in commercial quantities its products for diagnosis and treatment of ventricular tachycardia and atrial fibrillation. There can be no assurance that the Company's development efforts will result in commercially available products for diagnosis and treatment of ventricular tachycardia and atrial fibrillation, that any such product will prove to be safe and efficacious in clinical trials, that required regulatory approvals will be obtained in a timely manner, or at all, or that the Company will be successful in introducing any such product. Any commercialization of the Company's products will require substantial development, clinical, regulatory, manufacturing, sales and marketing and other expenditures. The Company expects its operating losses to continue through at least the end of calendar 1999 as it continues to expend substantial funds for clinical trials in support of regulatory approvals, expansion of research and development activities, establishment of commercial-scale manufacturing capabilities and expansion of sales and marketing activities. There can be no assurance that any of the Company's potential products for diagnosis and treatment of ventricular tachycardia and atrial fibrillation will be successfully commercialized or that the Company will achieve significant revenues from either international or domestic sales. In addition, there can be no assurance that the Company will achieve or sustain profitability in the future.

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

 [Graphic depicting the four chambers of the heart and illustrating the typical location of atrial fibrillation and ventricular tachycardia.]

     Ventricular Tachycardia. Ventricular tachycardia is a life-threatening condition characterized by the ventricles beating at an abnormally rapid rate, significantly interfering with the pumping of oxygenated blood throughout the body. When the ventricles beat at an abnormally rapid rate, they lack sufficient time to fill with blood prior to each contraction. As a result, less blood is pumped out of the heart and less oxygen is carried to the tissues and organs of the body. This lack of oxygen can cause dizziness, loss of consciousness and sudden cardiac arrest. Individuals with ventricular tachycardia are at risk of imminent death due to the unpredictable nature of ventricular tachycardia. Most ventricular tachycardias result from myocardial infarctions (heart attacks) caused by coronary artery disease. When a myocardial infarction occurs due to a blockage in one or more coronary arteries, a portion of the heart muscle (most often in the left ventricle) dies. After the portion of the left ventricle heart muscle that was served by the blocked artery dies, an irregular border consisting of intermixed healthy and scar tissue forms. Ventricular tachycardias typically originate at the border of healthy and scar tissue.

     Atrial fibrillation. Atrial fibrillation is a condition in which the regular pumping function of the atria is replaced by a disorganized, ineffective quivering caused by chaotic conduction of electrical signals through the upper chambers of the heart. Atrial fibrillation is often associated with other forms of cardiovascular disease, including congestive heart failure, rheumatic heart disease, coronary artery disease, left ventricular hypertrophy, cardiomyopathy or hypertension. The progression of atrial fibrillation varies among individuals. Initial episodes of atrial fibrillation are generally symptomatic, intermittent (paroxysmal) episodes. Certain individuals suffer recurring episodes of atrial fibrillation that progress to a chronic state. Although not immediately life threatening, atrial fibrillation may cause up to a 30% reduction in cardiac output and a reduction in cerebral blood flow during the fibrillation episode, resulting in shortness of breath, fainting, fatigue and reduced exercise capacity. Ventricular rates can also become dangerously high when the chaotic signals of the atria are conducted to these lower chambers of the heart. More seriously, since the atria provide minimal pumping function during atrial fibrillation, blood pools in the chambers, which can lead to the formation of blood clots. Blood clots in the left atrium can dislodge and travel to the brain resulting in stroke. Considered for years to be a benign disorder, atrial fibrillation is now recognized as placing effected patients at a significantly increased risk for stroke.

     Supraventricular Tachycardia. Supraventricular tachycardias affect ventricular rate from an origin above the ventricles. During in-utero development, incomplete separation of the top and bottom chambers of the heart leaves small muscle bundles that can rapidly conduct electrical signals between chambers, resulting in a rapid heart rhythm. The most common types of supraventricular tachycardias are Wolff-Parkinson-White ("WPW") syndrome and Atrioventricular Nodal Reentrant Tachycardia ("AVNRT"). WPW syndrome involves a congenital remnant of muscle tissue, an accessory pathway, between the atria and ventricles that can very rapidly conduct electrical signals between the top and bottom chambers of the heart. AVNRT, primarily a congenital condition, is characterized by a circuit of conductive tissue between a part of the AV node and either the atria or the ventricles. This circuit, like that of WPW syndrome, can conduct the electrical signals from the AV node rapidly, leading to a symptomatic tachycardia.

THE CARDIAC PATHWAYS SOLUTION

     The Company is developing products to provide a comprehensive solution for the successful diagnosis and treatment of ventricular tachycardia and atrial fibrillation. The Company's systems are designed to allow the electrophysiologist to perform high resolution mapping, enabling the physician to locate cardiac tachyarrhythmias and assess the effectiveness of the minimally invasive ablation treatment. Current mapping and ablation procedures often take many hours to complete. The Company believes its systems will substantially shorten mapping and ablation procedure time and provide safe and more effective treatments than other forms of therapy. The Company has also developed and is currently marketing products for the diagnosis and treatment of supraventricular tachycardia. The following are features and benefits of the core technologies used in the Company's products.

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

     Cooled Ablation for Ventricular Tachycardia. The Company's Ventricular Tachycardia Ablation System utilizes a patented electrode-cooling catheter that allows the electrophysiologist to deliver greater energy levels than existing technologies to the site that is causing the ventricular tachycardia without a significant risk of producing charred blood particles that could lead to stroke. The Company believes that the ability to make deeper and wider lesions will enable more effective treatment.

     Linear Lesion Ablation for Atrial Fibrillation. The Company's Atrial Fibrillation Ablation System utilizes a proprietary, non-metallic conformable electrode device that conforms to the irregular surface in the atrium and delivers radiofrequency energy for lesion creation through a conductive fluid medium. With this technology, the electrophysiologist is able to create an unbroken transmural lesion in the atrium causing disruption in the electrical wavefronts associated with atrial fibrillation. The Company believes ablation procedures utilizing this technology will be more effective and significantly less time consuming than other types of catheter ablation techniques and as effective as the surgical maze procedure, which currently is the only curative treatment.

     High Resolution Mapping for Atrial Fibrillation. The Company's Arrhythmia Mapping System for atrial fibrillation utilizes a basket-shaped, multi-site, high resolution device similar to that used in its Arrhythmia Mapping System for ventricular tachycardia, but which has been designed to conform to the atria. This technology provides high resolution, multi-site, simultaneous mapping and is designed to be used to quickly locate the source of the arrhythmia and assess the effectiveness of the ablation treatment. The Company believes this approach will significantly shorten the length of ablation procedures.

STRATEGY

     The Company's strategy is to establish its Ventricular Tachycardia Ablation System, Arrhythmia Mapping Systems and Atrial Fibrillation Ablation System as the preferred means for the diagnosis and treatment of ventricular tachycardia and atrial fibrillation. The following are the key elements of the Company's strategy:

     Demonstrate clinical efficacy and safety of the Company's mapping and ablation systems. The Company expects to market its systems in the United States and internationally. Successful clinical trials leading to regulatory approval are critical for market acceptance of the Company's systems. The Company has established scientifically rigorous clinical studies to assess the efficacy and safety of its Arrhythmia Mapping System for use in the left ventricle and right atrium and its Ventricular Tachycardia Ablation System. In addition, the Company has applied for regulatory approval relating to a clinical study for its Atrial Fibrillation Ablation System. The results of these trials will be used to seek Food and Drug Administration ("FDA") regulatory approval to market its mapping and ablation systems in the United States. The Company also intends to seek regulatory approval to market these products internationally. See "-- Clinical Trials."

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

     Provide integrated system solutions for diagnosing and treating Ventricular Tachycardia and Atrial Fibrillation. The Company's mapping baskets and integrated mapping computer system are designed to quickly identify the source of an arrhythmia. The Company's catheters, including it cooled ablation and linear lesion catheters, and integrated radiofrequency generator and programmable fluid pump are designed to provide safe, effective ablation of the heart tissue. The Company believes that its integrated systems approach provides solutions for diagnosing and treating a significant portion of the patients who suffer from ventricular tachycardia and atrial fibrillation. The Company also believes its integrated systems solution offers advantages over other products. All of the Company's products are designed to work together and thereby eliminate incompatibility problems that may arise from using products from several vendors. This makes the products easier to use, shortens procedure times and increases the efficiency of the treatment. In addition, the Company plans to be a single source provider of complete mapping and ablation systems, thereby making its products more cost-effective.

     Maintain technological leadership and achieve market leadership. The Company's goal is to be a market leader in the commercialization of integrated systems to diagnose and treat ventricular tachycardia and atrial fibrillation. The Company believes that its technological innovations have overcome the principal obstacles to the development of such systems. In addition, the Company's goal is to be a leading provider of these integrated systems, and the Company intends to continue to invest significant resources to enhance its technological position and to increase market acceptance of its products.

     Protect and enhance proprietary position. The Company currently holds issued and allowed patents and has pending patents covering a number of fundamental aspects of the Company's Ventricular Tachycardia Ablation System, Arrhythmia Mapping Systems and Atrial Fibrillation Ablation System. The Company owns 46 United States issued patents and 10 foreign issued patents. The Company owns an exclusive field-of-use license on one United States issued patent and licenses to 21 United States issued patents. In addition, the Company has 23 United States pending patent applications, of which one is licensed, and three have been allowed by the United States Patent and Trademark Office (including one assigned re-issue patent application). The Company has also filed 25 corresponding foreign patent applications that are currently pending in Europe, Japan, Australia and Canada, of which 12 have been published and are pending issuance. Three of the pending foreign patent applications are Patent Cooperation Treaty ("PCT") applications, with Europe, Japan, Australia and Canada as designated countries for filing at the national phase. The Company intends to continue to pursue its patent filing strategy and to vigorously defend its intellectual property position against infringement.

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

            PRODUCTS                          DESCRIPTION                       STATUS(1)(2)
            --------                          -----------                       ------------
VENTRICULAR TACHYCARDIA CATHETERS
Mercator Left Ventricular Mapping  A high density mapping catheter    IDE supplemental submission
  Basket                           and deployment guide used to       approved in November, 1997.
                                   assess electrical conduction       Currently in clinical trial for
                                   throughout the left ventricle.     PMA or 510(k) approval process.
                                                                      Available in certain
                                                                      international markets.
Local Sector Mapping Basket        Variation of the Mercator Left     IDE supplemental submission
                                   Ventricular Mapping Basket that    approved in November 1997 for
                                   focuses mapping electrodes in a    feasibility study.
                                   sector or region of the left
                                   ventricle.
Chilli Cooled Ablation Catheter    An ablation catheter that          IDE approved June 1995;
                                   includes lumens to cool the        recommended for approval by FDA
                                   catheter tip during                Panel in July 1998 for PMA.
                                   radiofrequency energy delivery.    Available in certain
                                                                      international markets.
ATRIAL FIBRILLATION CATHETERS
Nexus Linear Lesion Catheter       An ablation catheter used to make  IDE supplemental submission
                                   long lesions in the atria.         approved in December 1997 for
                                                                      continuation of feasibility
                                                                      study.

            PRODUCTS                          DESCRIPTION                       STATUS(1)(2)
            --------                          -----------                       ------------
Mercator Atrial Mapping Basket     A high density mapping catheter    510(k) submitted in July 1998.
                                   used to assess atrial              Available in certain
                                   arrhythmias.                       international markets.
Local Sector Mapping Basket        Variation of the Mercator Atrial   IDE submission approved in March
                                   Mapping Basket that focuses        1998 for a feasibility study.
                                   mapping electrodes in a sector or
                                   region of the left or right
                                   atria.
SUPRAVENTRICULAR TACHYCARDIA/ DIAGNOSTIC CATHETERS
Radii Mapping and Ablation         A family of deflectable catheters  Available in international
  Catheters                        for mapping and ablation of        markets. Plan to submit 510(k)
                                   supraventricular tachycardia.      application in 1998 for
                                                                      diagnostic electrophysiology
                                                                      procedures.
Trio/Ensemble Diagnostic           A set of three, uniquely small     510(k) submitted by Arrow
  Catheters                        multielectrode catheters and a     International, Inc. ("Arrow") and
                                   triple-lumen guide catheter for    cleared in December 1995.
                                   use in diagnostic                  Available in the United States
                                   electrophysiology procedures       and international markets.
HIGH RESOLUTION MAPPING EQUIPMENT
Model 8100/8300 Arrhythmia         An integrated mapping computer     510(k) cleared in August 1997.
  Mapping System for basic         system that analyzes and displays  Available in the United States
  diagnostic electrophysiology     data from single point catheters   and certain international
  studies                          to map electrical activity within  markets.
                                   the heart for basic diagnostic
                                   electrophysiology lab procedures.
Model 8100/8300 Arrhythmia         An integrated mapping computer     IDE supplement approved in July
  Mapping System                   system that analyzes and displays  1997 for approval-route clinical
                                   data from high density mapping     study when used in the
                                   catheters; designed to be used     ventricles. Approval-route
                                   with Mercator Left Ventricular     clinical study in progress when
                                   Mapping Baskets, Mercator Atrial   used in the right atrium.
                                   Mapping Baskets and Local Sector
                                   Mapping Baskets.
ABLATION EQUIPMENT
Model 8002 Radiofrequency          An integrated radiofrequency       Approved IDE with Nexus Linear
  Generator and Integrated Fluid   generator energy source and fluid  Lesion Catheter in September
  Pump                             pump for cooled ablation           1996.
                                   applications.
Model 8004 Radiofrequency          Adds to functionality and ease of  Approved IDE with Chilli Ablation
  Generator and Integrated Fluid   use to the Model 8002 for further  Cooled Catheter in September
  Pump                             pump integration and for printing  1995. IDE supplement submitted in
                                   of ablation data.                  August 1998 for use with Nexus
                                                                      Linear Lesion Catheter.

---------------
(1) "Approved" or "cleared" means that the Company has received FDA approval of an application by the Company to sell the product in the United States pursuant to an application under section 510(k) (a "510(k)" application) of the Food, Drug and Cosmetics Act of 1938 (the "FDC Act"), as amended, or a premarket approval (a "PMA") application. The status column includes the Company's current estimates of the planned submission time periods of investigational device exemption applications ("IDE") for certain of the Company's products with the FDA.

(2) With the exception of the Ventricular Tachycardia Ablation System (including the Chilli cooled ablation catheter), the Company does not anticipate filing a PMA application for any system for at least the next six months, and does not anticipate receiving FDA clearance of its PMA applications once filed for any such system until at least one to two years after such PMA application is accepted for filing, if at all. See "-- Government Regulation."

     The following table sets forth the Company's current and planned systems for mapping and ablation of ventricular tachycardia and atrial fibrillation and their component catheters and equipment.

                            VENTRICULAR TACHYCARDIA

ARRHYTHMIA MAPPING SYSTEM

     - Mercator Left Ventricular Mapping Basket or Local Sector Mapping Basket

     - Model 8100/8300 Arrhythmia Mapping System

VENTRICULAR TACHYCARDIA ABLATION SYSTEM

     - Chilli Cooled Ablation Catheter

     - Models 8002 and 8004 Radiofrequency Generator and Integrated Fluid Pump

                              ATRIAL FIBRILLATION

ARRHYTHMIA MAPPING SYSTEM

     - Mercator Atrial Mapping Basket or Local Sector Mapping Basket

     - Model 8100/8300 Arrhythmia Mapping System

ATRIAL FIBRILLATION ABLATION SYSTEM

     - Nexus Linear Lesion Catheter

     - Models 8002 and 8004 Radiofrequency Generator and Integrated Fluid Pump

  Ventricular Tachycardia Catheters

     The Company's ventricular tachycardia catheters, which consists of the Chilli Cooled Ablation Catheter, Mercator Left Ventricular Mapping Basket and the Local Sector Mapping Basket are designed to allow the physician to locate the source of the ventricular tachycardia and perform an ablation treatment that can reach wide and deep within the heart tissue to successfully treat the patient's ventricular tachycardia. The Chilli Cooled Ablation Catheter was recommended to the FDA for approval with certain additional labeling and follow-up study requirements by the FDA Circulatory Systems Device Advisory Panel in July 1998. The Mercator Left Ventricular Mapping Basket and the Local Sector Mapping Basket are currently in clinical trials.

     Chilli Cooled Ablation Catheter. The Chilli Cooled Ablation Catheter is a minimally invasive device designed to treat ventricular tachycardia using radiofrequency energy ablation to create lesions in the ventricle. Although leading electrophysiologists have recently begun to use radiofrequency ablation to treat ventricular tachycardia, excessive heating of the tissue and the ablation electrode often limits the level of energy delivered and therefore the success of the treatment. Incorporating a closed system of fluid circulation, the Chilli Cooled Ablation Catheter allows circulating fluid to cool the catheter ablation electrode during delivery of radiofrequency energy. A programmable pump injects fluid into a catheter lumen that circulates the fluid to the tip electrode and back to the fluid pump. The circulation of fluid draws heat away from the metal electrode and from the electrode-to-tissue interface, which the Company believes will allow the delivery of higher radiofrequency energy power levels without excessive heating. Higher power levels allow for creation of wider and deeper lesions than those created with lower power levels, increasing the likelihood of a successful ablation. The Company intends to label the Chilli Cooled Ablation Catheter for single use due to its closed system of fluid circulation through catheter lumens.

     Mercator Left Ventricular Mapping Basket. The Mercator Left Ventricular Mapping Basket is a high density 64-electrode, three dimensional basket for use in left ventricular diagnostic electrophysiology procedures. Based on the Company's proprietary high-density electrode mapping technology, this basket-shaped mapping catheter has eight highly flexible electrode-carrying arms that allow the basket to conform to the shape of the left ventricular chamber. This design enables mapping with electrodes in contact with the heart tissue. Various basket sizes have been designed for optimal fit in ventricular tachycardia patients. The Company currently anticipates that it will develop mapping baskets in several different sizes to allow for variations in the size of the left ventricle. The Company believes that the Mercator Left Ventricular Mapping Basket will reduce procedure time and allow the mapping of a given ventricular tachycardia rhythm using a single cardiac cycle (a single heartbeat). Ventricular tachycardia can best be diagnosed while the patient is actually experiencing an episode of tachyarrhythmia, which must be carefully monitored by the physician. Current single point mapping techniques are often not appropriate because the patient cannot be left in the unstable heart rhythm for a sufficient length of time to determine the origins of the ventricular tachycardia. The Mercator Left Ventricular Mapping Basket is designed to allow rapid mapping of a large portion of the left ventricle. The Mercator Left Ventricular Mapping Basket captures, within a few seconds, a large amount of electrical conduction information that is useful in identifying appropriate sites for ablation. The Company intends to label all ventricular mapping baskets for single use due to the inability of the catheter's biocompatible, anti-coagulation coating to withstand resterilization.

     The Mercator Left Ventricular Mapping Basket is combined with the Company's Model 8100/8300 Arrhythmia Mapping System to form the Company's Arrhythmia Mapping System for diagnostic mapping of ventricular tachycardia. This system captures the conduction activity in the left ventricle and displays the information, allowing the physician to evaluate and manipulate the data to determine the source of the ventricular tachycardia and the appropriate location for ablation. The Company believes that the Mercator Left Ventricular Mapping Basket will also be compatible with existing computerized electrophysiology signal display systems after appropriate interface connections have been implemented.

     Local Sector Mapping Basket. The Company has developed the Local Sector Mapping Basket, which is a variation of the Mercator Left Ventricular Mapping Basket. This device clusters the electrode-carrying arms together, providing a one-sided grouping of 40 electrodes. This product is designed to allow the electrophysiologist to focus the electrodes of the mapping basket in the specific region or sector of the left or right ventricle believed to be the focus of the patient's ventricular tachycardia. Focusing the electrodes in a limited area increases the amount and usefulness of the data collected for the specific target area. Use of the Local Sector Mapping Basket would allow the electrophysiologist to concentrate on the ventricular septal wall, the location of the heart where the vast majority of ventricular tachycardias occur. The Local Sector Mapping Basket is designed to be used with the Model 8100/8300 Arrhythmia Mapping System for diagnostic mapping of ventricular tachycardia. The Company intends to label the Local Sector Mapping Basket for single use due to the inability of the catheter's biocompatible, anticoagulation coating to withstand resterilization.

  Atrial Fibrillation Catheters

     The Company is currently developing catheters to allow the physician to treat atrial fibrillation. The Nexus Linear Lesion Catheter is designed to create long lesions in the atria and the Atrial Mapping Basket is designed to map the atria to assess the effectiveness of the ablation treatment.

     Nexus Linear Lesion Catheter. Currently, the only curative treatment for atrial fibrillation is the surgical maze procedure in which the surgeon makes several incisions in the right and left atria creating scar tissue to electrically isolate portions of the atria. The Company designed the Nexus Linear Lesion Catheter to provide a minimally invasive ablation procedure to treat atrial fibrillation and atrial flutter in the right atrium. The Nexus catheter is currently being evaluated for the treatment of atrial flutter in the right atrium, and the Company intends to follow such study with additional studies of its use in treating atrial fibrillation, primarily in the left atrium. The Company believes that the Nexus Linear Lesion Catheter, through the use of a conductive fluid medium for radiofrequency energy delivery, will produce a homogenous lesion that will create a continuous line of block through the tissue, creating lesions similar to those created with the surgical maze procedure. The unique design of the Nexus Linear Lesion Catheter mounts several electrodes together and provides a highly adjustable deployment system. This novel deployment technique provides specific directional tissue contact for the conformable electrode and a self-stabilizing support structure. A non-metallic electrode allows the Nexus Linear Lesion Catheter to conform to irregular surfaces in the endocardium and efficiently deliver radiofrequency energy for ablating heart tissue. The Company believes that these features will substantially reduce ablation procedure time compared to other current catheter based treatments. As a result of the non-metallic electrode design, the Company intends to label the Nexus Linear Lesion Catheter for single use.

     The Nexus Linear Lesion Catheter will be used with the Company's Model 8002 and Model 8004 Radiofrequency Generator and Integrated Fluid Pump. The Atrial Fibrillation Ablation System will combine the unique features to be included in the Nexus Linear Lesion Catheter with an instrument that incorporates the widely accepted radiofrequency energy method for creating lesions in the heart tissue and a programmable pump for fluid delivery during the ablation.

     Mercator Atrial Mapping Basket. The Mercator Atrial Mapping Basket is a high density, 64-electrode basket that the Company believes will be useful in atrial electrophysiology studies. This mapping catheter is based on the same technology as the Mercator Left Ventricular Mapping Basket and has similar design characteristics. The use of the Company's proprietary technology for constructing high density electrode arms was leveraged in this design, and the arm shapes were designed specifically with consideration for the anatomy of human atria. A range of basket sizes has been developed to account for variations in size and shape of human atria. Initially the Company has focused its product development efforts on a mapping basket for the right atrium. The Company believes that a mapping system for the atria will be important in reducing the procedure time and assessing the effectiveness of ablation procedures for treating the patient's atrial fibrillation. The Company intends to label the Mercator Atrial Mapping Basket for a single use due to the inability of the catheter's biocompatible, anticoagulation coating to withstand resterilization.

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

     Local Sector Mapping Basket. The Company has developed the Local Sector Mapping Basket, which is a variation of the Mercator Atrial Mapping Basket. This device clusters the electrode-carrying arms together, providing a one-sided grouping of 40 electrodes. This product is designed to allow the electrophysiologist to focus the electrodes of the mapping basket in the specific region or sector of the atria. Focusing the electrodes in a limited area increases the amount and usefulness of the data collected for the specific target area. Use of the Local Sector Mapping Basket will be important in reducing the procedure time and assessing the effectiveness of ablation procedures for treating the patient's atrial fibrillation. The Local Sector Mapping Basket is designed to be used with the Model 8100/8300 Arrhythmia Mapping System for diagnostic mapping of complex atrial tachyarrhythmias including atrial fibrillation. The Company intends to label the Local Sector Mapping Basket for single use due to the inability of the catheter's biocompatible, anticoagulation coating to withstand resterilization.

  Supraventricular Tachycardia and Diagnostic Catheters

     The Company's Trio/Ensemble diagnostic catheters and Radii supraventricular tachycardia mapping and ablation catheters, currently sold commercially in International markets, are used for electrophysiological diagnostic mapping and ablation of supraventricular tachycardia. These catheters employ single point mapping and ablation techniques that are effective methods of locating the appropriate ablation site for treating supraventricular tachycardia.

     Trio/Ensemble Diagnostic Catheters. Many diagnostic electrophysiological studies are performed with placement of multi-electrode catheters in three or four locations of the right heart chambers. The placement of these diagnostic catheters provides the electrophysiologist with an overall tool to assess electrical conduction between the atria and the ventricle. The Ensemble is available with five curve shapes to assist placement of the catheters in different locations within the heart. The Trio/Ensemble diagnostic catheters allow the placement of three diagnostic catheters through a single patient introduction site rather than separate introduction sites for each catheter, and thereby may reduce patient preparation time, lessen patient trauma and potentially enable the electrophysiology study to be performed on an outpatient basis. The FDA granted 510(k) clearance for the Trio/ Ensemble diagnostic catheter to Arrow in December 1995. Arrow distributes the product in the United States and Arrow and a limited number of other distributors market the Trio/Ensemble on the Company's behalf in certain international markets. The Trio/Ensemble diagnostic catheters currently have list prices ranging from $150 to $250, depending upon configurations and distribution territory.

     Radii Mapping and Ablation Catheters. The Company's Radii family of supraventricular tachycardia mapping and ablation catheters is similar to catheters widely used in conjunction with ablation procedures. Each catheter has a deflectable, steerable shaft that can be used with single-point mapping techniques to locate potential arrhythmia sites prior to application of radiofrequency energy to ablate the tissue. Unlike ventricular tachycardia, single-point mapping techniques are appropriate for supraventricular tachycardia because the arrhythmia can be induced and maintained in the patient for a sufficient length of time to identify the origins of the supraventricular tachycardia without threatening the patient's life. The radius of the deflectable curve may be adjusted by the clinician. This feature allows small catheter tip movements and slight curve changes that are necessary to reach different anatomical sites. Some Radii models contain a temperature sensor embedded into the ablation electrode to provide additional information about the performance of the radiofrequency energy delivery. The Company believes that the Radii is compatible with other manufacturer's radiofrequency generators for use in supraventricular tachycardia ablation procedures. The Radii supraventricular tachycardia mapping and ablation catheters are distributed internationally by third party distributors on the Company's behalf. The Company plans to submit a 510(k) application for the Radii catheter for mapping in October 1998. The Radii supraventricular tachycardia mapping and ablation catheters have list prices ranging from $425 to $765, depending upon model and distribution territory.

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

     The Model 8100/8300 Arrhythmia Mapping System records, amplifies and displays the unique electrical activity recorded from catheter electrodes that have been passed into the heart. The Arrhythmia Mapping System was also designed to function as a signal amplifier system to be used in basic diagnostic electrophysiology studies with single point catheters. The system also supports complex mapping catheters by offering software that intuitively displays information abstracted from the timing information in the electrical signals using a type of color display known as an isochronal map. The isochronal maps represent those parts of the heart's left ventricle that contract at the same time by using the same color. With this technique, color indicates when parts of the heart contract relative to each other. Colors provide rapid visual indication of a segment of the heart that could be a source of the tachycardia.

     The Company's Model 8100/8300 Arrhythmia Mapping System (the "Model 8100/8300") received 510(k) clearance from the FDA in August 1997 for basic diagnostic electrophysiology studies. In fiscal 1998, the Company has begun marketing such system commercially in the United States. However, there can be no assurance that such system will gain any significant degree of market acceptance among physicians, patients and health care payors. The Company believes that physicians' acceptance of procedures performed using the

Company's Model 8100/8300 will be essential for market acceptance of such system. Even though the clinical efficacy of such system has been established, electrophysiologists, cardiologists and other physicians may elect not to recommend the use of the Model 8100/8300 for any number of reasons. The Company believes that, as with any novel medical technology, there will be a significant learning process involved for physicians to become proficient. Broad use of such system will require training of electrophysiologists, and the time required to complete such training could adversely affect market acceptance. Failure of such product to achieve significant market acceptance would have a material adverse effect on the Company's business, financial condition and results of operations. Moreover, the Company has limited experience in manufacturing commercial volumes of its products. Even if the Model 8100/8300 achieves market acceptance, if the Company is unable to manufacture sufficient quantities of such product to satisfy customer demand, the Company's business, financial condition and results of operations would be materially adversely affected.

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

     Cooled ablation addresses these shortcomings of radiofrequency energy ablation. By cooling the catheter tip, the Company believes heat is removed from the electrode-to-tissue interface, allowing more energy to be delivered to the heart without blood coagulating on the catheter tip, resulting in what the Company believes are larger and deeper lesions created in a safer manner. The Model 8002 Radiofrequency Generator and Integrated Fluid Pump incorporates the widely accepted radiofrequency energy method for creating endocardial lesions with a programmable fluid pump for fluid delivery during ablation. The Company believes this is the only radiofrequency generator featuring an integrated fluid pump for catheter electrode cooling. Currently, software design limits the radiofrequency energy output to a maximum of 50 watts, a level of energy delivery believed to be both safe and sufficiently strong to produce an effective lesion. The Model 8004 Radiofrequency Generator and Integrated Fluid Pump adds functionality to the Model 8002, by including additional pump integration and printing of ablation data.

     The Company's Ventricular Tachycardia Ablation System, Arrhythmia Mapping Systems and Atrial Fibrillation Ablation System will require additional development and clinical trials and regulatory approvals before they can be marketed in the United States and internationally. With the exception of the Ventricular Tachycardia Ablation System, the Company does not anticipate filing a PMA application for any system for at least six months, and does not anticipate receiving a PMA for any such system until at least one to two years after such PMA application is accepted for filing, if at all. As a result of the FDA Circulatory Systems Device Advisory Panel's recommendation, the Company expects the Ventricular Tachycardia Ablation System to receive PMA approval in 1998 or early 1999. However, there can be no assurance that such marketing clearance will be granted or, if granted, that the FDA will not impose additional labeling or use restrictions than those recommended by the panel. The Company will not generate any significant revenue in the United States from the sale of the Model 8100/8300 Arrhythmia Mapping System for basic electrophysiology studies, until such time, if ever, as its Ventricular Tachycardia Ablation System, Arrhythmia Mapping Systems or Atrial Fibrillation Ablation System obtain clearance or approval from the FDA. There can be no assurance that the Company's development efforts will be successful or that the Ventricular Tachycardia Ablation System, Arrhythmia Mapping Systems or Atrial Fibrillation Ablation System or any other product developed by the Company will be safe or effective, approved by appropriate regulatory and reimbursement authorities, capable of being manufactured in commercial quantities at acceptable costs or successfully marketed. Furthermore, because the Ventricular Tachycardia Ablation System, Arrhythmia Mapping Systems and

Atrial Fibrillation Ablation System represent the Company's sole near-term product focus, the Company could be required to cease operations if these systems are not successfully commercialized.

     There can be no assurance that the Company's Ventricular Tachycardia Ablation System, Arrhythmia Mapping Systems or Atrial Fibrillation Ablation System or the component catheters and equipment will gain any significant degree of market acceptance among physicians, patients and health care payors, even if clinical trials demonstrate safety and efficacy and necessary regulatory and reimbursement approvals are obtained. The Company believes that physicians' acceptance of procedures performed using the Company's systems will be essential for market acceptance of its systems. Physicians will not recommend that procedures be performed using the Company's systems until such time, if at all, as clinical data or other factors demonstrate the efficacy of such procedures as compared to conventional drug, surgical and other treatments. Even if the clinical efficacy of procedures using the Company's systems is established, electrophysiologists, cardiologists and other physicians may elect not to recommend the procedures for any number of other reasons. The Company believes that, as with any novel medical procedure, there will be a significant learning process involved for physicians to become proficient. Broad use of the Company's systems will require training of physicians, and the time required to complete such training could adversely affect market acceptance. Failure of the Company's products to achieve significant market acceptance would have a material adverse effect on the Company's business, financial condition and results of operations.

CLINICAL TRIALS

     The Ventricular Tachycardia Ablation System, Arrhythmia Mapping System and Atrial Fibrillation Ablation System are in various stages of clinical testing. Other than with respect to the Ventricular Tachycardia Ablation System, the clinical data obtained to date are insufficient to demonstrate the safety and efficacy of these products under applicable FDA regulations and guidelines. There can be no assurance that any of the Company's products will prove to be safe and effective in clinical trials under applicable United States or international regulations or that additional modifications to the Company's products or additional clinical trials will not be necessary. In addition, the clinical trials may identify significant technical or other obstacles to be overcome prior to obtaining necessary regulatory or reimbursement approvals. In addition, the ablation catheter and ablation equipment that together form the Company's Atrial Fibrillation Ablation System are still under development. There can be no assurance that the Company will be successful in completing development of the atrial fibrillation product and submitting the appropriate IDEs or that the FDA will permit the Company to undertake other clinical trials of the atrial fibrillation product. Although the FDA granted 510(k) clearance for basic electrophysiology studies for the Company's Arrhythmia Mapping System in August 1997, such product cannot be marketed with the Company's mapping catheters unless and until such catheters receive FDA marketing clearance or approval. Until such regulatory clearance or approval is obtained, the Arrhythmia Mapping System may only be used with other manufacturers' catheters. There can be no assurance that physicians will adopt the Arrhythmia Mapping System for electrophysiology studies in lieu of a system incorporating mapping equipment and catheters from a single manufacturer, if at all. If the Arrhythmia Mapping Systems and Atrial Fibrillation Ablation System and their component catheters and equipment do not prove to be safe and effective in clinical trials or if the Company is otherwise unable to commercialize these products successfully, the Company's business, financial condition and results of operations will be materially adversely affected. In addition, because ablation treatment of these cardiac arrhythmias is a relatively new and to date untested treatment, the long-term effects of radiofrequency ablation on patients are unknown. As a result, the long-term success of ablation therapy in treating ventricular tachycardia, atrial fibrillation and atrial flutter will not be known for several years.

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

     Ventricular Tachycardia Ablation System. The Company initiated a clinical trial for the Ventricular Tachycardia Ablation System in the United States and Europe in September 1995 under an IDE approved by the FDA. The clinical trial was conducted at a maximum of 15 clinical sites. The primary endpoint of the clinical trial is clinical recurrence of ventricular tachycardia in patients randomized to receive ablation treatment versus patients in the control group receiving antiarrhythmic drugs. The required post-treatment follow-up prior to submission of a PMA was 30 days for safety and the Company is required to follow up with some patients up to 24 months after the PMA filing. Enrollment for the clinical trial was completed on December 19, 1997. A PMA application was submitted on January 29, 1998 for approval to market the Ventricular Tachycardia Ablation System and its component catheters and equipment in the United States, and the Company expects that the FDA's review process will take at least nine months from the date of filing. On July 21, 1998 the FDA Circulatory Systems Device Advisory Panel recommended that the FDA grant approval of the Company's PMA with certain recommendations for labeling changes and a post-market study.

     The FDA granted the Company's request to permit continuation of the study and expansion to a maximum of 20 clinical sites and 300 patients while the PMA application is under review. As of September 17, 1998, 208 patients had been enrolled in the trial; 75 patients randomized to ablation, 101 patients non-randomized to ablation, and 32 patients randomized to drug therapy of which 17 patients have subsequently received ablation therapy due to VT recurrence. In addition, 18 patients have received ablation therapy under a compassionate use protocol. Analysis of 150 of such patients was included in the PMA application. The Company believes that such analysis shows that clinical recurrence of VT was significantly less in the patients randomized to ablation compared to patients randomized to control. Acute success of ablation therapy, defined as eradication of all mappable VT at the end of the ablation procedure, was attained in 75% of patients. The incidence of major adverse events associated with the procedure was 8.0%.

     Arrhythmia Mapping System for Ventricular Tachycardia. In January 1997, the Company received FDA approval to conduct an IDE feasibility study to evaluate the safety of the Arrhythmia Mapping System for diagnostic mapping of ventricular tachycardia. The feasibility study was conducted at three clinical sites in the United States and Europe and involved a total of 14 patients. The purpose of the clinical trial was to evaluate and test the success of the deployment of the Mercator Left Ventricular Mapping Basket into the ventricle, the fit of the catheter and the system's ability to accurately map the electrical signals of the left ventricle. In addition, as of September 17, 1998, 24 patients have been studied in Europe outside of the IDE in a similar protocol. There was no thrombus formation on any mapping basket used in the 38 studies. Of the 38 patients evaluated, one patient developed asymptomatic aortic regurgitation, one patient had a transient ischemic attack, and two patients developed pericardial effusions associated with the procedure. In July 1997, the Company submitted an IDE supplement to support commercialization of two types of baskets; the Mercator Left Ventricular Mapping Basket, the full chamber "global" basket evaluated in the feasibility study, as well as a smaller, partial chamber high density Local Sector basket. Conditional approval was granted to initiate enrollment of 30 patients at five sites for the global basket. This study has been initiated at one clinical site, and three patients have been enrolled. The FDA requested a separate IDE for a study of the Sector Mapping Basket. A new IDE was submitted and received conditional approval in November 1997 to initiate enrollment of 30 patients at five sites in the Sector study. This study was initiated April 8, 1998, and six patients have been enrolled in this trial as of September 17, 1998. These studies allow the use of the ventricular mapping baskets with the Ventricular Tachycardia Ablation System simultaneously. The Company believes that ventricular mapping should enable the treatment of high rate ventricular tachycardia, which is more common than slow rate ventricular tachycardia which is the only type amenable to ablation therapy using current techniques.

     Arrhythmia Mapping System for Atrial Fibrillation. In June 1997, the Company received IDE approval by the FDA to conduct a clinical trial of the Mercator Atrial Mapping Basket for the right atrium and Arrhythmia Mapping System for complex atrial tachyarrhythmias including atrial fibrillation. The clinical trial was conducted at seven clinical sites in the United States and one in Europe. The purpose of this clinical trial was to demonstrate the equivalency of the Mercator Atrial Mapping Basket and the Arrhythmia Mapping System to commercially available mapping catheters. Enrollment in the clinical trial was completed on March 10, 1998 involving testing in 74 patients. There was no thrombus formation on any mapping basket used in the 74 studies. The Company has also tested the Mercator Atrial Mapping Basket in nine patients in Europe outside of the IDE. The Company submitted of a 510(k) application for clearance of the Mercator Atrial Mapping Basket on July 17, 1998. An IDE was submitted for a clinical study of the Local Sector Mapping Basket for the right atrium on February 20, 1998. The Company was granted conditional approval to test 10 patients at five clinical sites and one patient has been enrolled as of September 17, 1998.

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

     The Nexus Linear Lesion Catheter was modified to improve the ability to create linear lesions minimizing the need for commercial ablation catheter supplementation. The modifications include the addition of active deflection to facilitate tissue contact. An IDE supplement was submitted in October 1997 to support commercialization of the Nexus Linear Lesion Catheter in the right atrium to treat atrial flutter. Atrial flutter is an abnormal heart rhythm now commonly treated using catheter ablation, requiring the creation of a two to four centimeter linear lesion in the right atrium. The study received conditional approval in December 1997 to involve 30 patients at five sites. The study was initiated in February 1998 and six patients have been enrolled as of September 17, 1998. The Company has also tested the Nexus Linear Lesion Catheter for atrial flutter and fibrillation in nine patients in Europe as of September 17, 1998. The Company has requested approval from FDA to allow delivery of 70 watts of power and use a superior approach to accessing the right atrium, and will resume enrollment in the U.S. when the amendment is approved.

     A feasibility IDE for use of the modified Nexus Linear Lesion Catheter in the right and left atrium to treat atrial fibrillation is expected to be submitted in calendar 1998.

MARKETING AND DISTRIBUTION

     The Company markets its Trio/Ensemble diagnostic catheters and Radii supraventricular tachycardia mapping and ablation catheters, Arrhythmia Mapping Systems, Ventricular Tachycardia Ablation System and certain mapping baskets internationally through established distributors of specialty cardiovascular products. The Company's agreement with Arrow provides distribution rights for the Trio/Ensemble diagnostic catheters throughout the world except for the territories of Japan and southern Europe. For distribution of the Company's commercialized products, the Company has agreements with distributors in Europe, Japan and the Pacific Rim. Sales to Japan Lifeline Company, Ltd. ("Japan Lifeline"), the Company's distributor in Japan, Arrow, and Sorin Biomedical ("Sorin"), the Company's former distributor in southern Europe, accounted for 80%, 5% and 3%, respectively, of the Company's net sales in fiscal 1998. Sales to Japan Lifeline, Arrow, and Sorin accounted for 66%, 17% and 13%, respectively, of the Company's net sales in fiscal 1997 and

54%, 33% and 13%, respectively, in fiscal 1996. International sales accounted for 87%, 82% and 67% of the Company's net sales in fiscal 1998, 1997 and 1996, respectively.

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

     The Company currently has only a limited sales and marketing organization. The Company's Vice President of International Sales manages distributor relationships outside North America. In addition the Company intends to leverage its existing field clinical engineers' and specialists' technical expertise to support the Arrhythmia Mapping System revenue related installations. If FDA clearances or approvals are received for the Company's ventricular tachycardia or atrial fibrillation products, the Company intends to market its products primarily through a direct sales force in the United States and indirect sales channels internationally. The Company believes that the concentrated nature of the market of practicing electrophysiologists in the United States will allow it to address this market with a small, targeted sales force. The Company believes that fewer than 200 of the practicing electrophysiology centers account for approximately two-thirds of the electrophysiological procedures performed for ventricular tachycardia. There can be no assurance that electrophysiologists will accept the Arrhythmia Mapping System on a commercial basis. Failure of such system to gain market acceptance would have a material adverse effect upon the Company's business, financial condition and results of operations.

     The Company expects to expand its sales and marketing efforts to include marketing managers and clinical specialists to assist in the sales and marketing efforts. The Company's marketing and sales strategy in the United States will involve the use of a combination of sales representatives directly employed by the Company and field application engineers to provide technical expertise. The role of the sales representative will be to demonstrate the use of the Company's products while educating physicians as to the clinical benefits of catheter ablation for atrial fibrillation and ventricular tachycardia, using marketing techniques similar to those commonly employed in the cardiovascular device industry. The role of the field application engineer will be to provide installations of the Company's systems and provide training to physicians and their staff on appropriate operation of the Company's equipment. The Company also intends to establish a resource to provide physicians with relevant clinical information regarding the Company's products. The Company believes that this combination of sales representatives and field clinical engineers will provide an appropriate balance of professional selling skills while maintaining an appropriate level of technical expertise in the field.

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

     Establishing a marketing and sales capability sufficient to support sales in commercial quantities will require substantial efforts and require significant management and financial resources. There can be no assurance that the Company will be able to build such a marketing staff or sales force, that establishing such a marketing staff or sales force will be cost-effective or that the Company's sales and marketing efforts will be successful. If the Company is successful in obtaining the necessary regulatory approvals for its ventricular tachycardia and atrial fibrillation products in international markets, it expects to establish a sales and marketing capability in those markets primarily through distributors. In May 1998, the Company terminated the distribution relationship with Sorin Biomedical for the territories of France, U.K., Spain, Italy and Portugal. There can be no assurance that the Company will be able to enter into agreements with existing or new distributors on a timely basis or at all, or that such distributors will devote adequate resources to selling the Company's products. Failure to establish appropriate distribution relationships could have a material adverse effect upon the Company's business, financial condition and results of operations.

     The Company currently sells its Radii supraventricular tachycardia mapping and ablation catheters, Trio/ Ensemble diagnostic catheters, Arrhythmia Mapping Systems, Ventricular Tachycardia Ablation System and certain mapping basket catheters through distributors in certain international markets. In addition, the Company plans to market its atrial fibrillation products in international markets, subject to receipt of required regulatory approvals. Changes in overseas economic conditions, currency exchange rates, foreign tax laws, or tariffs or other trade regulations could have a material adverse effect on the Company's ability to market its products internationally and therefore on its business, financial condition and results of operations. All sales of the Company's products to date have been denominated in U.S. dollars.

STRATEGIC RELATIONSHIPS

     The Company intends to pursue strategic relationships with corporations and research institutions with respect to the research, development, international regulatory approval, manufacturing and marketing of certain of its products. In March 1995, the Company formed a strategic relationship with Arrow, a manufacturer of medical products for critical care medicine, interventional cardiology and radiology. The relationship included Arrow's equity investment of $9.1 million in the Company. The Company and Arrow entered into agreements pursuant to which the Company granted to Arrow certain manufacturing and distribution rights to the Trio/Ensemble diagnostic catheters and Radii supraventricular tachycardia mapping and ablation catheters. Subsequently, the Company and Arrow have terminated the manufacturing and distribution agreement related to the Radii product. Although the Company intends to pursue additional strategic relationships in the future, there can be no assurance that the Company will be successful in establishing or maintaining any such relationships or that any such relationship will be successful. See "-- Marketing and Distribution."

     The Company has ongoing manufacturing and distribution agreements with Arrow related to the Trio/Ensemble product. Under the manufacturing agreement, Arrow has the exclusive right to manufacture and sell the Trio/Ensemble diagnostic catheters (the "Products") throughout the world except in the countries of Japan, Italy, France, Portugal and Spain ( the world other than such countries is the "Territory") for use in the field of electrophysiology testing; provided, however, that, after the expiration of the initial five years of the term, the Company has the option to convert the distribution right to be a nonexclusive right. The term of the distribution agreement is ten years, and Products purchased by Arrow for distribution under the distribution agreement are to be paid net thirty (30) days after the date of invoice. Under the manufacturing agreement, Arrow has a nonexclusive right to manufacture the Products for distribution and sale in the Territory by Arrow and for distribution and sale outside of the Territory by the Company. Arrow is required to make royalty payments to the Company for the manufacturing right that include a nonrefundable, prepaid royalty of $3 million and an ongoing royalty of 5% on net sales of the Products; provided, however, that, if the Company elects to convert the distribution agreement to be nonexclusive, the royalty rate will be reduced to 3% of net sales. Also, the manufacturing agreement requires that, at the Company's option, Arrow shall manufacture and supply to the Company such quantities of the Products as the parties agree upon from time to time. The manufacturing agreement terminates upon termination of the distribution agreement but the

Company may extend the term of the manufacturing agreement with respect to Products supplied by Arrow to the Company for a period of three months.

RESEARCH AND DEVELOPMENT

     Substantially all of the Company's research and development activities are performed internally by the Company's team of research scientists, engineers and technicians. The Company's research and development team is generally divided into two groups. The Systems and Software Group, consisting of 19 persons as of June 30, 1998, is responsible for all development activities related to the Company's ablation and mapping equipment. The Catheter Development Group, consisting of 19 persons at June 30, 1998, is responsible for all development activities related to ablation and mapping catheters. The Company's primary research and development programs involve completing development of the Atrial Fibrillation Ablation System and developing improvements to the Ventricular Tachycardia Mapping System, including new mapping and ablation catheter configurations and new versions of the mapping and ablation equipment and related software in order to increase the efficacy of the procedures, increase manufacturing reliability and reduce component and manufacturing costs.

     Research and development expenses, including clinical and certain regulatory expenses, were $14.4 million, $11.8 million and $6.8 million in fiscal 1998, 1997 and 1996, respectively. The Company intends to continue to make significant investments in research and development.

MANUFACTURING

     The Company has a 14,000 square feet manufacturing facility consisting of approximately 9,000 square feet for catheter manufacturing, systems assembly and testing, and approximately 5,000 square feet of manufacturing support area at its facilities in Sunnyvale, California. The Company currently manufactures its catheters and systems in limited quantities for laboratory testing, United States clinical trials, international clinical trials and, in the case of its Radii supraventricular tachycardia mapping and ablation catheters, Trio/ Ensemble diagnostic catheters, Arrhythmia Mapping Systems and Ventricular Tachycardia Ablation Systems, limited commercial sales. The manufacture of catheters is a complex operation involving a number of separate processes and components. Each catheter is assembled and individually tested by the Company prior to sterilization in accordance with FDA regulations. The manufacturing process for the mapping and ablation equipment consists primarily of assembly of purchased components and testing operations.

     The Company is currently encountering low yields and other significant production inefficiencies in the manufacture of its Sector basket catheters. Although the Company is taking steps to address these yield and other production inefficiencies, there can be no assurance that such improvements will be achieved. Failure to obtain acceptable yields in the manufacture of such products will adversely affect the ability of the Company to expand its mapping system clinical sites and commence commercialization of these products in international markets.

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

     The Company's manufacturing facilities are subject to periodic inspection by regulatory authorities, and its operations must undergo Quality System Regulations ("QSR," the successor regulations to Good Manufacturing Practices Regulations) compliance inspections conducted by the FDA. The Company is required to comply with QSR requirements in order to manufacture and sell products in the United States and with ISO9001/EN46001 standards to manufacture and sell products in Europe. The Company's manufacturing facilities are subject to periodic inspection by regulatory authorities, and failure of the Company to comply with quality system requirements may result in the Company being required to take corrective actions, such as modification of its policies and procedures. In August 1998, the Company's facilities and manufacturing process were inspected by the FDA in an inspection related to a PMA application. This inspection resulted in a recommendation for approval of certification with QSR by the FDA district office. The Company has received ISO9001/EN46001 certification for the Medical Device Directive QSR from its European Notified Body. The Company has also received a medical device manufacturing license issued by the State of California Department of Health Services ("CDHS") and is registered with the FDA as a medical device manufacturer. If the Company is unable to maintain such licenses and certifications, the Company would be unable to manufacture and distribute its products and such inability would have a material adverse effect on the Company's financial condition and results of operations.

PATENTS AND PROPRIETARY RIGHTS

     The Company's success will depend in part on its ability to obtain patent and copyright protection for its products and processes, to preserve its trade secrets and to operate without infringing or violating the proprietary rights of third parties. The Company's strategy is to actively pursue patent protection in the United States and foreign jurisdictions for technology that it believes to be proprietary and that offers a potential competitive advantage for its products. The Company holds issued and allowed patents covering a number of fundamental aspects of the Company's Ventricular Tachycardia Ablation System, Arrhythmia Mapping Systems and Atrial Fibrillation Ablation System. The Company owns 46 United States issued patents and 10 foreign issued patents. The Company owns an exclusive field-of-use license on one United States issued patent, licenses to 21 United States issued patents, and one to an assigned, re-issue patent. In addition, the Company has 23 United States pending patent applications, of which one is licensed, and three have been allowed by the United States Patent and Trademark Office (the "USPTO") (including one licensed patent application). The Company has also filed 25 corresponding foreign patent applications that are currently pending in Europe, Japan, Australia and Canada, of which 12 have been published and are pending issuance. Three of the pending foreign patent applications are PCT applications, with Europe, Japan, Australia and Canada as designated countries for filing at the national phase. The Company's 46 United States patents expire at various dates ranging from 2009 to 2018 and the 10 foreign issued patents expire at various dates ranging from 2012 to 2014. The exclusive field-of-use license of one United States issued patent and the licenses of 15 United States issued patents expire at various dates ranging from 2013 to 2018.

     The Company's patents and patent applications relate to a number of aspects of the Company's technology, including the technology related to the Company's basket approach to diagnostic mapping, the integration of mapping and ablation in a single device, the cooled ablation catheters, bend location and radius adjustment in the ablation catheters and the multipart introducer. The Company intends to file additional patent applications to seek protection for other proprietary aspects of its technology in the future. The patent positions of medical device companies, including those of the Company, are uncertain and involve complex and evolving legal and factual questions. The coverage sought in a patent application either can be denied or significantly reduced before or after the patent is issued. Consequently, there can be no assurance that any patents from pending patent applications or from any future patent application will be issued, that the scope of any patent protection will exclude competitors or provide competitive advantages to the Company, that any of the Company's patents will be held valid if subsequently challenged or that others will not claim rights in or ownership of the patents and other proprietary rights held by the Company. Since patent applications are secret until patents are issued in the United States or corresponding applications are published in international countries, and since publication of discoveries in the scientific or patent literature often lags behind actual discoveries, the Company cannot be certain that it was the first to make the inventions covered by each of its pending patent applications or that it was the first to file patent applications for such inventions. In addition, there can be no assurance that competitors, many of which have substantial resources and have made substantial investments in competing technologies, will not seek to apply for and obtain patents that will prevent, limit or interfere with the Company's ability to make, use or sell its products either in the United States or in international markets. Further, the laws of certain foreign countries do not protect the Company's intellectual property rights to the same extent as do the laws of the United States. Litigation or regulatory proceedings, which could result in substantial cost and uncertainty to the Company, may also be necessary to enforce patent or other intellectual property rights of the Company or to determine the scope and validity of other parties' proprietary rights. There can be no assurance that the Company will have the financial resources to defend its patents from infringement or claims of invalidity.

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

     In addition to patents, the Company relies on trade secrets and proprietary know-how to compete, which it seeks to protect, in part, through appropriate confidentiality and proprietary information agreements. These agreements generally provide that all confidential information developed or made known to individuals by the Company during the course of the relationship with the Company is to be kept confidential and not disclosed to third parties, except under specific circumstances. The agreements also generally provide that all inventions conceived by the individual in the course of rendering service to the Company shall be the exclusive property of the Company. There can be no assurance that proprietary information or confidentiality agreements with employees, consultants and others will not be breached, that the Company will have adequate remedies for any breach, or that the Company's trade secrets will not otherwise become known to or independently developed by competitors.

     The medical device industry has been characterized by extensive litigation regarding patents and other intellectual property rights, and companies in the medical device industry have employed intellectual property litigation to gain a competitive advantage. There can be no assurance that the Company will not become subject to patent infringement claims or litigation in a court of law, or interference proceedings declared by the USPTO to determine the priority of inventions or an opposition to a patent grant in a foreign jurisdiction. The defense and prosecution of intellectual property suits, USPTO interference or opposition proceedings and related legal and administrative proceedings are both costly and time-consuming. Any litigation, opposition or interference proceedings will result in substantial expense to the Company and significant diversion of effort by the Company's technical and management personnel. An adverse determination in litigation or interference proceedings to which the Company may become a party could subject the Company to significant liabilities to third parties, require disputed rights to be licensed from third parties or require the Company to cease using such technology. Although patent and intellectual property disputes in the medical device area have often been settled through licensing or similar arrangements, costs associated with such arrangements may be substantial and could include ongoing royalties. Furthermore, there can be no assurance that necessary licenses from others would be available to the Company on satisfactory terms, if at all. Adverse determinations in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent the Company from manufacturing and selling its products, which would have a material adverse effect on the Company's business, financial condition and results of operations. The Company is aware of certain patents owned or licensed by others and relating to cardiac catheters and cardiac monitoring. Certain enhancements of the Company's products are still in the design and pre-clinical testing phase. Depending on the ultimate design specifications and results of pre-clinical testing of these enhancements, there can be no assurance that the Company would be able to obtain a license to such patents or that a court would find that such patents are either not infringed by such enhancements or are invalid. Further, there can be no assurance that owners or licensees of these patents will not attempt to enforce their patent rights against the Company in a patent infringement suit or other legal proceeding, regardless of the likely outcome of such suit or proceeding.

COMPETITION

     At present, the Company considers its primary competition to be companies involved in current, more established therapies for the treatment of ventricular tachycardia and atrial fibrillation, including drugs, external electrical cardioversion and defibrillation, implantable defibrillators, ablation accompanied by pacemaker implantation and open-heart surgery. In addition, several competitors are also developing new approaches and new products for the treatment and mapping of ventricular tachycardia and atrial fibrillation, including ablation systems using ultrasound, microwave, laser and cryoablation technologies and mapping systems using contact mapping, single-point spatial mapping and non-contact, multisite electrical mapping technologies. Many of the Company's competitors have an established presence in the field of interventional cardiology and electrophysiology, including Boston Scientific Corporation, C.R. Bard, Inc., Johnson & Johnson through its Cordis Division and Medtronic, Inc. Many of these competitors have substantially greater financial and other resources than the Company, including larger research and development staffs and more experience and capabilities in conducting research and development activities, testing products in clinical trials, obtaining regulatory approvals, and manufacturing, marketing and distributing products. There can be no assurance that the Company will succeed in developing and marketing technologies and products that are more clinically efficacious and cost-effective than the more established treatments or the new approaches and products developed and marketed by its competitors. Furthermore, there can be no assurance that the Company will succeed in developing new technologies and products that are available prior to its competitors' products. The failure of the Company to demonstrate the efficacy and cost advantages of its products over those of its competitors or the failure to develop new technologies and products before its competitors could have a material adverse effect on the Company's business, financial condition and results of operations.

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

GOVERNMENT REGULATION

  United States

     The design, pre-clinical and clinical testing, manufacture, labeling, sale, distribution and promotion of the Company's products are subject to regulation by numerous governmental authorities, principally the FDA and corresponding state and foreign regulatory agencies. Noncompliance with applicable requirements can result in, among other things, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, failure of the government to grant premarket clearance or premarket approval for devices, withdrawal of marketing authorizations or a recommendation by the FDA that the Company not be permitted to enter into government contracts and criminal prosecution. The FDA also has the authority to request repair, replacement or refund of the cost of any device manufactured or distributed by the Company.

     In the United States, medical devices are classified into one of three classes, Class I, II or III, on the basis of the controls deemed by the FDA to be necessary to reasonably ensure their safety and effectiveness. Class I devices are subject to general controls (e.g., labeling, premarket notification and adherence to current QSR). Class II devices are subject to general controls and to special controls (e.g., performance standards, postmarket surveillance, patient registries and FDA guidelines). Generally, Class III devices (e.g., life-sustaining, life-supporting and implantable devices or new devices which have not been found substantially equivalent to legally marketed devices) are those that require clinical testing to assure safety and effectiveness and FDA approval prior to marketing and distribution.

     Before a new device can be introduced into the market, the manufacturer must generally obtain marketing clearance through a premarket notification under
Section 510(k) of the FDC Act or an approval of a PMA application under Section 515 of the FDC Act. Clearance of a 510(k) submission typically will be granted if the submitted information establishes that the proposed device is "substantially equivalent" to a legally marketed Class I or II medical device or to a Class III medical device for which the FDA has not called for a PMA (i.e., a predicate device). A 510(k) notification must contain information to support a claim of substantial equivalence, which may include laboratory test results or the results of clinical studies of the device in humans. Commercial distribution of a device for which a 510(k) clearance is required can only begin after the FDA issues an order finding the device to be "substantially equivalent" to a predicate device. The FDA recently has been requiring a more rigorous demonstration of substantial equivalence than in the past and is more likely to require the submission of human clinical trial data. Based upon industry and FDA publications the Company believes that it generally takes from four to twelve months from the date of submission to obtain clearance of a 510(k) submission, but it may take longer. The FDA may determine that a proposed device is not substantially equivalent to a legally marketed device or that additional information is needed before a substantial equivalence determination can be made. A "not substantially equivalent" determination or a request for additional information could delay the market introduction of new products that fall into this category.

     For any devices that are cleared through the 510(k) process, modifications or enhancements that could significantly affect safety or effectiveness or that constitute a major change in the intended use of the device will require new 510(k) submissions. The FDA granted 510(k) clearance to Arrow in December 1995 for Trio/Ensemble diagnostic Catheters and Arrow distributes the product in the United States and internationally. In addition, in August 1997 the FDA granted 510(k) clearance to the Company for the Model 8100/8300 Arrhythmia Mapping System for basic diagnostic electrophysiology studies.

     If the Company cannot establish that a proposed device is substantially equivalent to a legally marketed predicate device, the Company must seek premarket approval of the proposed device from the FDA through the submission of a PMA application. A PMA application must be supported by valid scientific evidence that typically includes extensive data including pre-clinical and clinical trial data to demonstrate the safety and efficacy of the device. If human clinical trials of a device are required and the device presents a "significant risk," the sponsor of the trial (usually the manufacturer or the distributor of the device) is required to file an IDE application with the FDA prior to commencing human clinical trials. The IDE application must be supported by data, typically including the results of animal and laboratory testing. If the IDE application is approved by the FDA and one or more appropriate institutional review boards ("IRBs"), human clinical trials may begin at a specific number of investigational sites with a specific number of patients as approved by the FDA. If the device presents a "nonsignificant risk" to the patient, a sponsor may begin the clinical trial after obtaining approval for the study by one or more appropriate IRBs without the need for FDA approval. Sponsors of clinical trials are permitted to sell investigational devices distributed in the course of the study provided such compensation does not exceed recovery of the costs of manufacture, research, development and handling. An IDE supplement must be submitted to and approved by the FDA before a sponsor or an investigator may make a change to the investigational device or plan that may affect its scientific soundness or the rights, safety or welfare of human subjects.

     The Company initiated a clinical trial for the Ventricular Tachycardia Ablation System in the United States and Europe in November 1995 under an IDE approved by the FDA. Enrollment for the clinical trial was completed in December 1997. A PMA application was submitted in January 1998, and the FDA Circulatory Systems Device Advisory Panel recommended approval of the PMA application with certain labeling and follow-up studies in July 1998. The Company initiated a clinical trial for the Arrhythmia Mapping System for diagnostic mapping with the Mercator Basket in the right atrium in June 1996 under an IDE approved by the FDA. Enrollment for the clinical trial was completed in March 1998 and a 510(k) was submitted in July 1998. In January 1996, the Company received FDA approval to conduct an IDE feasibility study to evaluate the safety of the Arrhythmia Mapping System for diagnostic mapping with the Mercator Basket for ventricular tachycardia. An IDE feasibility study is a limited investigation that is intended to provide data on the device's form, function and feasibility for diagnosis or therapeutic use. IDE applications for feasibility studies vary in scope, but typically will include one investigator at one site with a limited number of subjects, usually consisting of ten or less. Data from the IDE feasibility study will not be considered by the FDA as pivotal evidence of safety and effectiveness, but rather as a basis to finalize and confirm the device's design and determine its potential for further development. In June 1996, the Company received an IDE supplement approval to the feasibility study relating to a slight modification to the deployment system of the Arrhythmia Mapping System for ventricular tachycardia in response to a complication noted in the evaluation of a patient enrolled in the feasibility study. The IDE feasibility study for the diagnostic mapping of ventricular tachycardia was completed in May 1997. In November 1997, the Company received FDA approval to conduct an IDE feasibility study to evaluate the safety of the Arrhythmia Mapping System for diagnostic mapping with the Local Sector Mapping Basket for ventricular tachycardia. This study also allows for the simultaneous use of the Ventricular Tachycardia Ablation System with the Local Sector Mapping Basket. In March 1998, the Company received FDA approval to conduct an IDE feasibility study to evaluate the safety of the Arrhythmia Mapping System for diagnostic mapping with the Local Sector Mapping Basket of the right atrium. See
"-- Clinical Trials -- Arrhythmia Mapping System for Ventricular Tachycardia." There can be no assurance that any IDE feasibility study that the Company proposes will be approved by the FDA, will be completed or, if completed, will provide sufficient data and information to support additional clinical investigations of the type necessary to obtain FDA marketing clearance or approval. There can be no assurance that the Company will be able to obtain necessary regulatory approvals on a timely basis or at all, and delays in receipt of or failure to receive such approvals, the loss of previously received approvals or failure to comply with existing or future regulatory requirements would have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company's current estimates of planned submission time periods of IDEs for certain of the Company's products are set forth above in "-- Products and Systems" and involve risks and uncertainties. The actual submission times could differ materially from those anticipated as a result of certain factors, including the Company's success in completing any remaining development of the products, the efficacy and safety of the products in laboratory and animal testing and the other factors set forth elsewhere in this report. The PMA application must contain the results of clinical trials, the results of all relevant bench tests, laboratory and animal studies, a complete description of the device and its components and a detailed description of the methods, facilities and controls used to manufacture the device. In addition, the submission must include the proposed labeling, advertising literature and training methods (if required). Upon receipt of a PMA application, within 45 days the FDA makes a threshold determination as to whether the application is sufficiently complete to permit a substantive review. If the FDA determines that the PMA application is sufficiently complete to permit a substantive review, the FDA will accept the application for filing. Once the submission is accepted for filing, the FDA begins an in-depth review of the PMA application. Although under the FDC Act the FDA is required to complete its review of a PMA within 180 days, the agency may take a significantly longer period of time to complete its review. Based upon industry and FDA publications, the Company believes that an FDA review of a PMA application generally takes one to three years from the date the PMA application is accepted for filing but may take significantly longer. The review time may be significantly extended if the FDA asks for additional information or clarification of information provided in the initial submission. During the review period, an advisory committee, typically a panel of clinicians, will likely be convened to review and evaluate the application and provide recommendations to the FDA as to whether the device should be approved. The FDA is not bound by the recommendations of the advisory panel. Toward the end of the PMA application review process, the FDA generally will conduct an inspection of the manufacturer's facilities to ensure that the facilities are in compliance with applicable QSR requirements.

     If the FDA's evaluations of both the PMA application and the manufacturing facilities are favorable, the FDA typically issues an approval letter or an "approvable letter," which usually contains a number of conditions that must be met in order to secure final approval of the PMA application. When and if those conditions have been fulfilled to the satisfaction of the FDA, the agency will issue a PMA, authorizing commercial distribution of the device for certain indications. If the FDA evaluation of the PMA application or manufacturing facilities is not favorable, the FDA will deny approval of the PMA application or issue a "not approvable" letter. The FDA may also determine that additional clinical trials are necessary, in which case the PMA may be delayed for several years while additional clinical trials are conducted and submitted in an amendment to the PMA application. The PMA process can be expensive, uncertain and lengthy. A number of devices for which FDA approval has been sought by other companies have never been approved for marketing.

     Significant modifications to a device that is the subject of an approved PMA, its labeling or manufacturing process that affect safety or effectiveness may require approval by the FDA of PMA supplements or new PMAs. Supplements to a PMA often require the submission of the same type of information required for an initial PMA, except that the supplement is generally limited to that information needed to support the proposed change from the product covered by the original PMA.

     Any devices manufactured or distributed by the Company pursuant to FDA clearance or approvals are subject to pervasive and continuing regulation by FDA and certain state agencies, including record keeping requirements and reporting of adverse experiences with the use of the device. Labeling and promotional activities are subject to scrutiny by FDA and for devices marketed over-the-counter without a prescription by the Federal Trade Commission ("FTC").

     Current FDA enforcement policy prohibits the marketing of approved or cleared medical devices for unapproved uses. Labeling and promotional activities are subject to scrutiny by the FDA and, in certain circumstances, by the FTC. FDA enforcement policy generally prohibits the marketing of FDA cleared or approved medical devices for unapproved or "off-label" uses. The Company also is subject to numerous federal, state and local laws relating to such matters as safe working conditions, manufacturing practices, environmental protection, fire hazard control and disposal of hazardous or potentially hazardous substances. There can be no assurance that the Company will not be required to incur significant costs to comply with such laws and regulations in the future or that such laws or regulations will not have a material adverse effect upon the Company's ability to do business.

     Manufacturers of medical devices intended for distribution in the United States are required to adhere to applicable regulations setting forth detailed QSR requirements, which include testing, control and documentation requirements to register their establishments with the FDA and to submit device listing information regarding the devices marketed in the United States. Manufacturers must also comply with Medical Device Reporting ("MDR") requirements that a manufacturer report to FDA any incident in which its product may have caused or contributed to a death or serious injury or in which its product malfunctioned and, if the malfunction were to recur, it would be likely to cause or contribute to a death or serious injury.

     In February 1998, the Company received a device manufacturing license from the CDHS. The Company is subject to routine inspection by FDA and the CDHS for compliance with QSR requirements, MDR requirements and other applicable regulations. FDA has implemented the QSR, including design control requirements, which will likely increase the cost of compliance. Changes in existing requirements or adoption of new requirements could have a material adverse effect on the Company's business, financial condition, and results of operation. There can be no assurance that the Company will not incur significant costs to comply with laws and regulations in the future or that laws and regulations will not have a material adverse effect upon the Company's business, financial condition or results of operation.

     In summary, the process of obtaining a PMA and other required regulatory approvals can be expensive, uncertain and lengthy, and there can be no assurance that the Company will ever obtain such approvals. The

Company filed a PMA application for the Ventricular Tachycardia Ablation System in January 1998. Although the FDA Circulatory Systems Device Advisory Panel recommended that the Company's PMA be approved with certain conditions in July 1998, there can be no assurance that the FDA will issue a PMA for such system in the near term, if at all. There can be no assurance that the FDA will act favorably or quickly on any of the Company's other pending or future submissions to the FDA. Significant difficulties and costs may be encountered by the Company in its efforts to obtain FDA approval or clearance that could delay or preclude the Company from selling its products in the United States. Furthermore, there can be no assurance that the FDA will not request additional data or require that the Company conduct further clinical studies, causing the Company to incur substantial cost and delay. In addition, there can be no assurance that the FDA will not impose strict labeling requirements, onerous operator training requirements or other requirements as a condition of its PMA approval, any of which could limit the Company's ability to market its systems. For example, the FDA Circulatory Systems Device Advisory Panel recommended that the Company's PMA for the Ventricular Tachycardia Ablation System be granted subject to certain labeling changes and performance of a post-market study. FDA enforcement policy strictly prohibits the marketing of FDA cleared or approved medical devices for unapproved uses. Further, if a company wishes to modify a product after FDA approval of a PMA, including changes in indications or other modifications that could affect safety or efficacy, additional clearances or approvals will be required from the FDA. Failure to receive or delays in receipt of FDA clearances or approvals, including the need for additional clinical trials or data as a prerequisite to clearance or approval, or any FDA conditions that limit the ability of the Company to market its systems, could have a material adverse effect on the Company's business, financial condition and results of operations.

  International

     In order for the Company to market its products in Europe and certain other foreign jurisdictions, the Company must obtain required regulatory approvals and clearances and otherwise comply with extensive regulations regarding safety and manufacturing processes and quality. These regulations, including the requirements for approvals or clearance to market and the time required for regulatory review vary from country to country. There can be no assurance that the Company will obtain regulatory approvals in such countries or that it will not be required to incur significant costs in obtaining or maintaining its foreign regulatory approvals. Delays in receipt of approvals to market the Company's products, failure to receive these approvals or future loss of previously received approvals could have a material adverse effect on the Company's business, financial condition and results of operations.

     The time required to obtain approval for sale in foreign countries may be longer or shorter than that required for FDA approval, and the requirements may differ. Export sales of medical devices that have not received FDA marketing authorization are subject to FDA export requirements. In accordance with the FDA Export Reform and Enforcement Act of 1996, such devices may be exported to any country provided that the device meets a number of criteria including marketing authorization in one of the "Tier I" countries identified in that Act. If the device has no marketing authorization in a Tier I country, and is intended for marketing, it may be necessary to obtain approval from the FDA to export the device. In order to obtain export approval, the Company may be required to provide the FDA with documentation from the medical device regulatory authority of the country in which the study is to be conducted or the purchaser is located, stating that the device has the approval of the country. In addition, the FDA must find that the exportation of the device is not contrary to the public health and safety of the country in order for the Company to obtain the permit. The Company is in the process of obtaining the necessary approvals or conducting clinical trials in the United Kingdom, Germany, France, Canada, Japan and several other countries in Europe and Asia.

     The European Union has promulgated rules which require that medical products distributed after June 14, 1998 bear the CE mark, an international symbol of adherence to quality assurance standards and compliance with applicable European medical device directives. Quality Systems certification is one of the CE mark requirements. In December 1997, the Company received ISO9001/EN46001 certification from its European Notified Body. Furthermore, in January 1998, the Company received the right to affix the CE mark to its Arrhythmia Mapping System and Chilli Cooled Ablation System. In April 1998, the Company received the right to affix the CE mark to its Radii catheters. In July 1998, the Company received the right to affix the

CE mark to its Trio/Ensemble catheters. While the Company intends to satisfy the requisite policies and procedures that will permit it to receive the CE Mark Certification on additional products, there can be no assurance that the Company will be successful in meeting the European certification requirements for additional products and failure to receive the right to affix the CE mark will prohibit the Company from selling those products in member countries of the European Union. See "-- Manufacturing."

THIRD-PARTY REIMBURSEMENT AND UNCERTAINTY RELATED TO HEALTH CARE REFORM

     In the United States, health care providers, including hospitals and physicians, that purchase medical products for treatment of their patients, generally rely on third-party payors, principally federal Medicare, state Medicaid and private health insurance plans, to reimburse all or a part of the costs and fees associated with the procedures performed using these products. The Company's success will be dependent upon, among other things, the ability of health care providers to obtain satisfactory reimbursement from third-party payors for medical procedures in which the Company's products are used. Third-party payors may deny reimbursement if they determine that a prescribed device has not received appropriate regulatory clearances or approvals, is not used in accordance with cost-effective treatment methods as determined by the payor, or is experimental, unnecessary or inappropriate. If FDA clearance or approval is received, third-party reimbursement would also depend upon decisions by the United States Healthcare Financing Administration (the "HCFA") for Medicare, as well as by individual health maintenance organizations, private insurers and other payors. Government agencies, private insurers and other payors determine whether to provide coverage for a particular procedure and reimburse health care providers for medical treatment at a fixed rate based on the diagnosis-related group ("DRG") established by the HCFA. The fixed rate of reimbursement is based on the procedure performed, and is unrelated to the specific type of number of devices used in a procedure. If a procedure is not covered by a DRG, payors may deny reimbursement. The Company intends to obtain an appropriate Medicare DRG assignment by HCFA for procedures performed using its devices. As part of this process, during clinical trials the Company will collect economic data regarding resources expended in performing procedures with the devices. The Company will use these data to document differences in resource use between procedures performed with the Company's devices and procedures currently categorized under existing DRGS. The Company intends to meet with HCFA policy staff to request and support development of appropriate hospital payment policies for the procedures performed using the Company's devices. In addition, the Company may also collect resource use data regarding physician services to support establishment of appropriate fee schedules by third-party payors. The Company believes these efforts will also support reimbursement among private payors.

     In addition, Medicare traditionally has considered items or services involving devices that have not been approved or cleared for marketing by FDA to be precluded from Medicare coverage. However, under a new policy which has been in effect since November 1, 1995, Medicare coverage will not be precluded for items and related services involving devices that have been classified by FDA as "non-experimental/investigational" (Category B) devices and that are furnished in accordance with the FDA-approved IDE governing clinical trials. Even with items or services involving Category B devices, however, Medicare coverage may be denied if any other coverage requirements are not met, for example if the treatment is not medically needed for the specific patient. In June 1995, the FDA assigned the IDE covering the clinical trial for the Ventricular Tachycardia Ablation System to Category B and in January 1996 assigned the IDE covering the clinical trial for the Arrhythmia Mapping System for ventricular tachycardia to Category B and in June 1996 assigned the IDE covering the clinical trial for the Arrhythmia Mapping System for atrial fibrillation to Category B. Furthermore, in September 1996, the FDA assigned the IDE for the Atrial Fibrillation Ablation System to Category B. There can be no assurance that the Company's systems will be covered when they are used in clinical trials and, if covered, whether the payment amounts for their use will be considered to be adequate by hospitals and physicians. If the devices are not covered or the payments are considered to be inadequate, the Company may need to bear additional costs to sponsor such trials, and such costs could have a material adverse effect on the Company's business, financial condition and results of operation.

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

     Regardless of the type of reimbursement system, the Company believes that physician advocacy of the Company's products will be required to obtain reimbursement. The Company believes that less invasive procedures generally provide less costly overall therapies as compared to conventional drug, surgery and other treatments. In addition, the Company believes that a patient's underlying arrhythmia will typically not recur after treatment with the Company's procedures. The Company anticipates that hospital administrators and physicians would justify the use of the Company's products by the attendant cost savings and clinical benefits that the Company believes would be derived from the use of its products. However, there can be no assurance that this will be the case. There can be no assurance that reimbursement for the Company's products will be available in the United States or in international markets under either government or private reimbursement systems, or that physicians will support and advocate reimbursement for procedures using the Company's products. Failure by hospitals and other users of the Company's products to obtain reimbursement from third-party payors, or changes in government and private third-party payors' policies toward reimbursement for procedures employing the Company's products, would have a material adverse effect on the Company's business, financial condition and results of operations. Moreover, the Company is unable to predict what additional legislation or regulation, if any, relating to the health care industry or third-party coverage and reimbursement may be enacted in the future, or what effect such legislation or regulation would have on the Company.

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

PRODUCT LIABILITY AND INSURANCE

     The development, manufacture and sale of medical products entail significant risk of product liability claims and product failure claims. The Company has conducted only limited clinical trials to date and does not yet have, and will not have for a number of years, sufficient clinical data to allow the Company to measure the risk of such claims with respect to its products. The Company faces an inherent business risk of financial exposure to product liability claims in the event that the use of its products results in personal injury or death. The Company also faces the possibility that defects in the design or manufacture of the Company's products might necessitate a product recall. There can be no assurance that the Company will not experience losses due to product liability claims or recalls in the future. The Company currently maintains product liability insurance with coverage limits of $6.0 million per occurrence and $12.0 million annually in the aggregate and there can be no assurance that the coverage limits of the Company's insurance policies will be adequate. In addition, the Company will require increased product liability coverage if any potential products are successfully commercialized. Such insurance is expensive, difficult to obtain and may not be available in the future on acceptable terms, or at all. Any claims against the Company, regardless of their merit or eventual outcome, could have a material adverse effect upon the Company's business, financial condition and results of operations.

EMPLOYEES

     As of June 30, 1998, the Company had 127 employees, 50 of whom were engaged directly in research, development, regulatory and clinical activities, 54 in manufacturing and quality assurance and 23 in marketing, sales, and administrative positions. No employee of the Company is covered by collective bargaining agreements, and the Company believes that its relationship with its employees is good.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of the Company are as follows:

            NAME              AGE                           POSITION
            ----              ---                           --------
William N. Starling.........  45     President, Chief Executive Officer and Chairman of the
                                     Board of Directors
Debra S. Echt, M.D..........  47     Vice President and Chief Medical Officer
Dan S. Ellis................  47     Vice President, North American Sales
David W. Gryska.............  42     Vice President, Finance and Chief Financial Officer
Jon P. Hunt, Ph.D...........  43     Vice President, International Sales
Robert E. Maston............  43     Vice President, Manufacturing
Richard E. Riley............  43     Executive Vice President, Research and Development

     William N. Starling has been a Director of the Company since its inception. Mr. Starling became President and Chief Executive Officer of the Company in January 1992 and Chairman of the Board of Directors in January 1996. Prior to joining the Company, Mr. Starling co-founded and was a director and a vice president of Ventritex, Inc. ("Ventritex"), a medical device company, from 1985 to 1991. From 1982 to

1985, Mr. Starling was the Director of Marketing of Advanced Cardiovascular Systems, Inc. ("ACS"), a division of Guidant, Inc. ("Guidant"). Mr. Starling serves on the Board of Visitors of the University of North Carolina at Chapel Hill.

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

     Dan S. Ellis has been Vice President, North American Sales of the Company since January 1998. From April 1996 to January 1998, Mr. Ellis was Director, North American Sales at Fusion Medical Technologies, Inc., a medical device company. From December 1994 to April 1996, Mr. Ellis was Director, National Accounts at Guidant. From October 1993 to December 1994, Mr. Ellis was Director, Corporate Accounts at ACS. From August 1987 to October 1993, Mr. Ellis was Director, Worldwide Sales at Peripheral Systems Group, a division of ACS.

     David W. Gryska has been Vice President, Finance and Chief Financial Officer of the Company since October 1993. From 1982 to September 1993, Mr. Gryska was with Ernst & Young, LLP, as a partner from 1989 to September 1993.

     Jon P. Hunt, Ph.D. has been Vice President, International Sales of the Company since March 1998. From April 1996 to March 1998, Dr. Hunt was Business Unit Director of the Cardiac Rhythm Management Division of St. Jude Medical Europe, a medical device company. From November 1993 to March 1996, Dr. Hunt was Director of Clinical Research at Pacesetter Systems, Inc. ("Pacesetter"), a medical device company. From January 1992 to November 1993, Dr. Hunt was Director of Clinical Programs at Cardiac Pacemakers, Inc., a medical device company.

     Robert E. Maston has been Vice President, Manufacturing since February 1998. From February 1997 to January 1998, Mr. Maston was Director, Manufacturing of the Company. From July 1990 to February 1997, Mr. Maston was Manufacturing Engineering Manager for Ventritex. From June 1988 to June 1990, Mr. Maston was Product Engineering Manager for Pacesetter.

     Richard E. Riley has been Executive Vice President, Research and Development since July 1998. Mr. Riley was Vice President, Product Development of the Company from July 1994 to July 1998. From July 1992 to July 1994, Mr. Riley was Vice President, Software Development of the Company. From 1982 to June 1992, Mr. Riley held various engineering positions, including Project Director with Medtronic, Inc., a medical device company.

ITEM 2. PROPERTIES

     The Company leases approximately 36,000 square feet in Sunnyvale, California, for production, research and development, clinical research and selling and administrative activities. This facility is leased through October 2003. In addition, the Company leases approximately 8,000 square feet in Sunnyvale, California at a separate facility for warehouse and field service activities. This facility is leased through October 2000. The Company believes that these facilities will be adequate to meet its needs through fiscal 1999.

ITEM 3. LEGAL PROCEEDINGS

     The Company is not a party to any material legal proceedings.

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

                                                              HIGH      LOW
                                                              -----    -----
FISCAL YEAR ENDED JUNE 30, 1997
  First Quarter.............................................  $17 1/2  $10 1/8
  Second Quarter............................................  $13 1/4  $10 1/4
  Third Quarter.............................................  $15 1/2  $ 7 1/16
  Fourth Quarter............................................  $12 1/4  $ 5 1/2
FISCAL YEAR ENDED JUNE 30, 1998
  First Quarter.............................................  $ 9 1/2  $ 7 3/4
  Second Quarter............................................  $12      $ 5 3/4
  Third Quarter.............................................  $ 9 5/8  $ 6
  Fourth Quarter............................................  $10 1/2  $ 6 7/8

     As of September 23, 1998, there were approximately 162 holders of record of the Common Stock.

     The Company has never declared or paid cash dividends on its capital stock. The Company currently expects to retain its future earnings for use in the operation and expansion of its business and does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     The data set forth below should be read in conjunction with the consolidated financial statements and related notes attached to the Annual Report on Form 10-K as pages F-1 through F-22.

                                                               YEAR ENDED JUNE 30,
                                          -------------------------------------------------------------
                                            1998        1997         1996(2)        1995         1994
                                          --------   -----------   -----------   -----------   --------
                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF OPERATIONS
  DATA:
Net sales...............................  $  2,420    $  2,409      $  1,684      $    115     $     --
Operating expenses:
  Manufacturing start-up and cost of
     goods sold.........................     2,828       2,508         2,408         2,520        1,432
  Research and development..............    14,353      11,756         6,819         5,666        5,103
  Selling, general and administrative...     4,092       3,147         1,981         1,745        1,152
                                          --------    --------      --------      --------     --------
          Total operating expenses......    21,273      17,411        11,208         9,931        7,687
                                          --------    --------      --------      --------     --------
Loss from operations....................   (18,853)    (15,002)       (9,524)       (9,816)      (7,687)
Other income (expense), net.............     1,354       2,136           155           156          257
                                          --------    --------      --------      --------     --------
Net loss................................  $(17,499)   $(12,866)     $ (9,369)     $ (9,660)    $ (7,430)
                                          ========    ========      ========      ========     ========
Net loss per share -- basic and
  diluted(1)............................  $  (1.81)   $  (1.37)     $  (6.36)
                                          ========    ========      ========
Shares used in computing net loss per
  share -- basic and diluted(1).........     9,648       9,379         1,472
                                          ========    ========      ========
Pro forma net loss per share -- basic
  and diluted(1)........................                            $  (1.44)
                                                                    ========
Shares used in computing pro forma net
  loss per share -- basic and
  diluted(1)............................                               6,509
                                                                    ========
CONSOLIDATED BALANCE SHEET DATA:
Cash, cash equivalents and short-term
  investments...........................  $ 24,517    $ 41,567      $ 52,873      $ 11,652     $ 15,819
Working capital.........................    22,351      39,511        52,028        10,632       14,861
Total assets............................    30,935      46,655        57,188        15,139       17,777
Long-term liabilities, net of current
  portion...............................     9,248       9,077         8,877         5,978        5,050
Accumulated deficit.....................   (61,418)    (43,919)      (31,053)      (21,684)     (12,024)
Stockholders' equity....................    17,485      33,992        46,051         7,440       11,483

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors that include, but are not limited to, the risks discussed in "Factors That May Impact Future Operations" as well as those discussed in the following "Overview" section. These forward looking statements include the statements (i) in the "Overview" section including the statement in the first paragraph relating to expectations of operating losses, the statement in the second paragraph relating to anticipated filing and approval time periods for PMA applications and the commercialization of products that have received FDA manufacturing approval, the statements in the third paragraph related to the manufacturing, marketing and distribution of the Company's products; (ii) the statements in "Results of Operations -- Years Ended June 30, 1998 and 1997" including statements in the last sentence of the first paragraph and the entire second paragraph of "Cost of Goods Sold," the statements in the last sentence of each of the "Research and Development" and "Selling, General and Administrative" paragraphs; and (iii) the statements in the "Liquidity and Capital Resources"
section including the statements regarding future capital expenditures in the third paragraph, the Company's forecast of the period of time through which its financial resources will be adequate to support its operations in the fifth paragraph and the statements in the sixth paragraph regarding potential sources of additional capital resources.

OVERVIEW

     The Company was founded in April 1991, operates in a single industry segment, and has engaged primarily in researching, developing, testing and obtaining regulatory clearances for its products. The Company has experienced significant operating losses since inception and as of June 30, 1998 had an accumulated deficit of approximately $61.4 million. The Company has generated only limited revenues from sales of Radii supraventricular tachycardia mapping and ablation catheters, Trio/Ensemble diagnostic catheters, Ventricular Tachycardia Ablation Systems, certain mapping baskets and Arrhythmia Mapping Systems. The Company expects its operating losses to continue through at least the end of calendar 2000 as it continues to expend substantial funds for clinical trials in support of regulatory approvals, expansion of research and development activities, establishment of commercial-scale manufacturing capabilities and expansion of sales and marketing activities.

     The Company believes that its Ventricular Tachycardia Ablation System, Arrhythmia Mapping Systems and Atrial Fibrillation Ablation System and their component catheters and equipment are currently the Company's only significant potential products. The Atrial Fibrillation Ablation System is also being developed for use in treating atrial flutter. The FDA granted clearance pursuant to Section 510(k) of the FDC Act ("510(k) Clearance") to the Company in August 1997 for the Model 8100/8300 Arrhythmia Mapping System for basic diagnostic electrophysiology studies. The Company filed a PMA application for the Ventricular Tachycardia Ablation System in January 1998, and the FDA Circulatory Systems Device Advisory Panel recommended approval of the PMA application in July 1998 with certain labeling changes and follow-up study requirements. The Arrhythmia Mapping System for diagnostic mapping of ventricular tachycardia is in various stages of clinical testing, and clinical data obtained to date are insufficient to demonstrate the safety and efficacy of these products under applicable FDA regulatory guidelines. In addition, the ablation catheter and ablation equipment that together form the Atrial Fibrillation Ablation System and the mapping catheter and mapping equipment that together form the Arrhythmia Mapping System for atrial fibrillation and atrial flutter are in the early stages of clinical testing and will require further development. See
"Business -- Clinical Trials" and "-- Factors That May Impact Future Operating Results -- Clinical Trials" for a discussion of the status of the clinical trials conducted to date for the Company's products. The design, manufacturing, labeling, distribution and marketing of the Company's products are subject to extensive and rigorous government regulation in the United States and certain other countries where the process of obtaining required regulatory approvals is lengthy, expensive and uncertain. In order for the Company to market the Ventricular Tachycardia Ablation System, Arrhythmia Mapping Systems or Atrial Fibrillation Ablation System and related catheters and equipment in the United States, the Company must obtain clearance or approval from the FDA. With the exception of the Chilli Cooled Ablation Catheter, at the earliest, the Company does not anticipate filing a PMA application for any additional system for at least six months, and does not anticipate receiving a PMA for any such system until at least one year to two years after such PMA application is accepted for filing, if at all. The Company will not generate any significant revenue in the United States until such time, if ever, as its Ventricular Tachycardia Ablation System, Arrhythmia Mapping Systems or Atrial Fibrillation Ablation System obtain clearance or approval from the FDA. Even if one or more of the Company's products obtain FDA clearance or approval, there can be no assurance that any of the Company's products for diagnosis and treatment of ventricular tachycardia, atrial fibrillation and atrial flutter will be successfully commercialized or that the Company will achieve significant revenues from either international or domestic sales. Although the FDA granted 510(k) clearance for basic electrophysiology studies for the Company's Model 8100/8300 Arrhythmia Mapping System in August 1997, such product cannot be marketed for use with the Company's diagnostic mapping catheters unless and until such catheters receive marketing clearance from the FDA. Until such regulatory approval is obtained, the Arrhythmia Mapping System may only be used with other manufacturer's catheters. There can be no assurance that this system will be successfully commercialized in the United States or in international markets where it has not yet received approval. On July 21, 1998, the FDA Circulatory System Device Advisory Panel recommended that the Company's PMA for the Ventricular Tachycardia Ablation System be granted subject to certain conditions, but there can be no assurance that the FDA will issue such PMA clearance in a timely manner, if at all. The Company will not be permitted to commercialize the Ventricular Tachycardia Ablation System until such time as approval is received. See "Business -- Clinical Trials" and "-- Factors That May Impact Future Operating Results -- Clinical Trials" for a discussion of the status of the clinical trials conducted to date for the Company's products.

     The Company does not have any experience in manufacturing, marketing or selling its products for diagnosis and treatment of ventricular tachycardia, atrial fibrillation or atrial flutter in commercial quantities. If the Company receives FDA clearance or approval for its products, it will need to expend significant capital resources and develop manufacturing expertise to establish large-scale manufacturing capabilities. Nor does the Company have any experience in manufacturing, marketing or selling its mapping equipment for the Arrhythmia Mapping System in commercial quantities. Manufacturers often encounter difficulties in scaling up production of new products, including problems involving production yields, quality control and assurance, component supply shortages, shortages of qualified personnel, compliance with FDA regulations, and the need for further FDA approval of new manufacturing processes. In addition, if FDA clearances or approvals are received, the Company intends to market its products primarily through a direct sales force in the United States and indirect sales channels internationally. Establishing a marketing and sales capability sufficient to support sales in commercial quantities will require substantial efforts and require significant management and financial resources.

RESULTS OF OPERATIONS

  Years Ended June 30, 1998 and 1997

     Net Sales. The Company's net sales to date have resulted primarily from limited sales of Radii supraventricular tachycardia mapping and ablation catheters, Trio/Ensemble diagnostic catheters, Chilli cooled ablation catheters, Mercator mapping baskets, Radiofrequency Generator Systems and Arrhythmia Mapping Systems. The Company's net sales remained level at $2.4 million for each of the years ended June 30, 1998 and 1997. During fiscal 1998, the Company had increased sales of its Radii catheters in Japan following the initial launch of the Radii product line in the Japanese market during the first quarter. In addition, the Company had increased sales of Arrhythmia Mapping Systems during fiscal 1998. These increases were offset by lower overall demand for Trio/Ensemble catheters following the transfer, during fiscal 1997, of manufacturing and distribution for the U.S. market and certain international markets to Arrow. These increases were also offset in part by decreased international sales of Radiofrequency Generator Systems. The Company experienced a delay in the international launch of Radii catheters in Japan, a delay in the release of a software revision for the Company's Arrhythmia Mapping System and delays in receiving CE mark approval for certain catheters in Europe. Each of the foregoing factors resulted in lower than expected revenue in fiscal

1998. International sales accounted for 87% and 82% of the Company's net sales in fiscal 1998 and 1997, respectively. The Company believes that its exposure to foreign currency fluctuations is not material and the Company does not engage in foreign currency hedging programs.

     In December 1995, the Company received $3.0 million pursuant to a royalty agreement with Arrow. This amount was recorded as deferred royalty income and will be amortized to income for those Trio/Ensemble catheters that Arrow manufactures and sells. The royalty rate is 5% of the Trio/Ensemble catheter's sales price, and a total of $69,000 of royalty income related to the agreement has been recorded through June 30, 1998, of which $20,000 was recognized in fiscal 1998.

     Cost of Goods Sold. Cost of goods sold primarily includes raw materials costs, catheter fabrication costs and system assembly and test costs. Cost of goods sold was $2.8 million for fiscal 1998 and resulted in a gross margin deficit of $408,000. For fiscal 1997, cost of goods sold was $2.5 million and resulted in a gross margin deficit of $99,000. The decrease in the gross margin for fiscal 1998 compared to fiscal 1997 was primarily attributable to changes in sales mix, increased fixed overhead costs resulting from the expansion of catheter and equipment production capacity, lower manufacturing yields and increased compensation and associated labor costs for assembly, quality control and engineering support personnel. In addition, cost of goods sold increased in fiscal 1998 due to the additional expenses related to a change in specifications for certain Radii catheters. The Company expects future gross margins to fluctuate as other products are commercialized.

     The Company is currently encountering low yields and other production inefficiencies in the manufacture of its Sector mapping catheters. Although the Company believes it is taking steps to address these yield and other production inefficiencies, there can be no assurance that such improvements will be achieved. Although the Company anticipates resolving such production inefficiencies in calendar 1998, no assurance can be given that the Company will succeed in such attempts. Failure to obtain acceptable yields in the manufacture of such products will adversely affect the ability of the Company to expand its mapping system clinical sites and commence commercialization of this product in international markets.

     Research and Development. Research and development expenses include costs associated with product research, clinical trials, prototype development, obtaining regulatory approvals and costs associated with hiring regulatory, clinical, research and engineering personnel. Research and development expenses increased to $14.4 million in fiscal 1998 compared to $11.8 million in fiscal 1997. The increase in research and development expenses was primarily attributable to increased costs associated with the hiring of additional engineering personnel, costs in connection with procurement of certain materials, increased costs for regulatory and other consulting services and the placement of Arrhythmia Mapping Systems, Radiofrequency Generator Systems and catheter products at clinical sites in the United States and Europe. The Company believes that research and development expenditures will increase in the future as the Company invests in product and process improvements related to its ventricular tachycardia and atrial fibrillation and/or flutter products, expands clinical research activities and increases its research and development efforts related to new products and technologies.

     Selling, General and Administrative. Selling, general and administrative expenses include compensation and benefits for sales, marketing, senior management and administrative personnel, various legal and professional fees including those in connection with obtaining patent protection and costs of trade shows. Selling, general and administrative expenses increased to $4.1 million in fiscal 1998 compared to $3.1 million in fiscal 1997. The increase was primarily attributable to higher expenditures for sales and marketing personnel and services to support expanding international sales and marketing activities, increased costs associated with demonstration units, product marketing materials and insurance. The Company anticipates that selling, general and administrative expenses will increase in future periods as additional personnel are added to support growing business operations in all functional areas.

     Other Income (Expense), Net. Other income (expense), net decreased to net other income of $1.4 million in fiscal 1998 from net other income of $2.1 million in fiscal 1997. The reduction in net other income was the result of declining interest income on lower cash, cash equivalent and short-term investment balances.

     Net Loss. The Company's net loss increased to $17.5 million in fiscal 1998 compared to $12.9 million in fiscal 1997. The increase in the Company's net loss primarily resulted from the larger gross margin deficit, increased operating expenses, including product development, clinical research and selling, general and administrative expenses and lower interest income.

     Net Operating Loss and Research Tax Credit Carryforwards. As of June 30, 1998, the Company's reported net operating loss carryforwards were approximately $55.6 million and $11.9 million for federal and state income tax purposes, respectively. The Company's research tax credit carryforwards were approximately $3.3 million. If not utilized, the net operating loss and credit carryforwards will expire at various dates beginning in the years between 1998 through 2013. In addition, the net operating loss and tax credit carryforwards may be subject to annual limitations under the ownership change provisions of Internal Revenue Code Section 382.

     Impact of Adoption of New Accounting Standards. In February 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 128 (FAS 128), "Earnings per Share," which the Company adopted on December 31, 1997 pursuant to the requirements of FAS 128. The adoption of FAS 128 changed the method used to compute earnings per share and required restatement of all prior periods. Under the new requirements for calculating basic earnings per share, the dilutive effect of stock options and warrants is excluded. The adoption of FAS 128 did not have a material impact on the Company's reported basic and diluted net loss per share due to the exclusion of antidilutive options and warrants from the calculations in periods when the Company incurred a net loss, which occurred in all periods reported herein. See
Note 1 to Consolidated Financial Statements.

     In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130 (FAS 130), "Reporting Comprehensive Income" which requires the reporting and presentation of comprehensive income and its components in the financial statements. Comprehensive income reflects certain items not currently reported in measuring net income such as changes in value of available-for-sale securities and foreign currency translation adjustments. The Company does not expect the adoption of FAS 130 to have a material effect on its financial statements. FAS 130 will first be reported in the Company's financial statements for the year ending June 30, 1999.

     In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131 (FAS 131), "Disclosures about Segments of an Enterprise and Related Information" which supersedes the current segment reporting requirements of Statement of Financial Accounting Standards No. 14 (FAS 14), "Financial Reporting for Segments of a Business Enterprise," as amended. FAS 131 requires the reporting of certain financial and other disclosures related to the Company's operating segments which are identified using a "management approach." Operating segments are revenue-producing components of the business for which separate financial information is produced internally and are subject to evaluation by the chief operating decision maker in the resource allocation process. FAS 131 will first be reported in the Company's unaudited interim financial statements for the quarter ending September 30, 1998.

     In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133 (FAS 133), "Accounting for Derivative Instruments and Hedging Activities" which is required to be adopted in years beginning after June 15, 1999. The Company has not in the past and does not anticipate in the future using derivative instruments, and the Company does not expect that the adoption of FAS 133 will have a significant impact on its financial condition or results of operations.

  Years Ended June 30, 1997 and 1996

     Net Sales. Net sales increased to $2.4 million in fiscal 1997 from $1.7 million in fiscal 1996. The increase in net sales was due to higher overall shipments of Trio/Ensemble catheters in Japan and the shipment of Arrhythmia Mapping Systems to Japan and Europe during fiscal 1997, but such increase was offset in part by the non-recurrence of the sale of Radiofrequency Generator Systems during fiscal 1996. International sales accounted for 82% and 67% of the Company's net sales in fiscal 1997 and 1996, respectively.

     Cost of Goods Sold. Cost of goods sold was $2.5 million for fiscal 1997 and resulted in a gross margin deficit of approximately $99,000. For fiscal 1996, cost of goods sold was $2.4 million, and resulted in a gross margin deficit of approximately $724,000. The improvement in the gross margin deficit was primarily attributable to higher sales volumes and the non-recurrence of certain manufacturing start-up costs associated with the expansion of catheter production capacity in fiscal 1996. The improvement in the gross margin deficit was offset in part by increased compensation and associated costs for assembly, quality control and engineering support personnel, and low production yields for the Mercator Mapping Basket. The improvement in the gross margin deficit was also aided by increased production and sales levels for Trio/Ensemble diagnostic catheters and such increases have resulted in generally lower per unit manufacturing costs.

     Research and Development. Research and development expenses increased to $11.8 million in fiscal 1997 from $6.8 million in fiscal 1996. This increase was primarily attributable to increased costs associated with the hiring of additional engineering, regulatory and clinical personnel, costs associated with conducting clinical trials, increased prototype development costs, increased costs related to the manufacture and placement of Ventricular Tachycardia Ablation, Atrial Fibrillation Ablation and Arrhythmia Mapping Systems and related catheter products at clinical sites in the United States and Europe.

     Selling, General and Administrative. Selling, general and administrative expenses increased to $3.1 million in fiscal 1997 from $2.0 million in fiscal 1996. The increase was primarily attributable to increased expenditures for administrative personnel and services to support expanding international sales and marketing activities, increased costs associated with expanded participation in trade shows, increased professional fees related to the filing and registration of the Company's patents, costs related to obtaining certain insurance policies and costs related to the Company's internal computer network and related administrative services.

     Other Income (Expense), Net. Other income (expense), net increased to net other income of $2.1 million in fiscal 1997 from net other income of $155,000 in fiscal 1996. The net increase resulted from a higher level of interest income earned on substantially higher cash, cash equivalent and short-term investment balances following the closing of the Company's initial public offering in June 1996, the net proceeds of which were approximately $43.1 million.

     Net Loss. The Company's net loss increased to $12.9 million in fiscal 1997 from $9.4 million in fiscal 1996. The increase in the net loss primarily resulted from increased product development, clinical research and selling, general and administrative expenses, but such factors were offset in part by increased sales and interest income.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, the Company has financed its operations through a combination of private placements of equity securities yielding $33.5 million, a private placement of debt securities yielding approximately $4.5 million, a bank line of credit of $6.0 million, equipment lease financing arrangements yielding $3.8 million and a prepaid royalty arrangement yielding $3.0 million. In addition, the Company closed its initial public offering in June 1996 and raised net proceeds of $43.1 million. As of June 30, 1998, the Company had $24.5 million in cash, cash equivalents and short-term investments.

     Net cash used in operating activities was $16.8 million, $10.2 million and $5.0 million in fiscal 1998, 1997 and 1996, respectively. For such periods, net cash used in operating activities resulted primarily from net losses. Net cash provided by investing activities was $17.7 million in fiscal 1998 and net cash used in investing activities was $13.6 million and $18.5 million in fiscal 1997 and 1996, respectively. Net cash provided by investing activities primarily resulted from maturities and sales of short-term investments but was offset in part by purchases of short-term investments and equipment. The net cash used in investing activities was primarily attributable to the purchase of short-term investments. Net cash provided by financing activities was $1.3 million in fiscal 1998, and net cash used in financing activities was $311,000 in fiscal 1997. The net cash provided by financing activities in fiscal 1998 primarily resulted from borrowings on a line of credit from a commercial bank offset, in part, by the repayment of a note payable due to Sorin Biomedical. Net cash provided by financing activities was $47.3 million in fiscal 1996 which was primarily attributable to the private placement of preferred stock and the closing of the Company's initial public offering during June 1996.

     As of June 30, 1998, the Company had capital equipment of $7.5 million, less accumulated depreciation and amortization of $3.9 million, to support its clinical, development, manufacturing and administrative activities. The Company has financed $3.8 million from capital lease obligations through June 30, 1998. The Company expects capital expenditures to increase over the next several years as it expands facilities and acquires equipment to support the planned expansion of manufacturing capabilities. In September 1997, the Company secured an equipment lease financing facility of $2.0 million (the "lease line") that is available to the Company in two equal annual increments of $1.0 million. In connection with the origination of the lease line, the Company issued a warrant to purchase 35,170 shares of its Common Stock to the lessor at an exercise price of $8.53 per share. As of June 30, 1998, the Company had utilized approximately $635,000 of the first increment of this lease line and expects to utilize the remainder of the lease line and a portion of existing cash resources to purchase additional equipment over the next 12 months.

     In May 1998, the Company obtained a term loan credit facility of $8,000,000 from a commercial bank. The loan agreement provides for an initial advance of $6,000,000 available for the repayment of a note payable and related accrued interest due to Sorin Biomedical (described below) with the remaining $2,000,000 available for general corporate purposes. Advances can be made to the Company during a 12-month non-revolving drawdown period that expires in May 1999. Borrowings under the credit facility bear floating interest at the bank's prime rate plus 1.25% (9.75% at June 30, 1998) and the Company can elect a fixed interest rate option at the end of the 12-month drawdown period. Interest payments are due monthly following commencement of each advance and the outstanding balance of all borrowings under the credit facility will be fully amortized over the 36-month period following the end of the drawdown period with principal and interest payments due monthly. Under the terms of the loan agreement, all borrowings are collateralized by substantially all of the Company's assets and the Company must maintain certain financial ratios and other covenants. At June 30, 1998, the Company had an unused amount of $2,000,000 under the credit facility that is available for drawdowns through May 1999. The Company was in compliance with all covenants as of June 30, 1998.

     In May 1998, the Company utilized $6,000,000 of the term loan credit facility in order to repay a $4,500,000 note payable and related accrued interest of approximately $1,500,000 due to Sorin Biomedical. The $4,500,000 note payable bore interest at the prime rate as quoted in the Wall Street Journal and all principal and accrued interest was due on June 27, 1999. The early repayment of the note payable was made in connection with the termination of a product distribution agreement with Sorin Biomedical.

     The Company's future liquidity and capital requirements will depend upon numerous factors, including the progress of the Company's product development efforts, the progress of the Company's clinical trials, actions relating to regulatory matters, the costs and timing of expansion of product development, manufacturing, marketing and sales activities and the extent to which the Company's products gain market acceptance, and competitive developments. The Company has received marketing approval for its Model 8100/8300 Arrhythmia Mapping System for basic electrophysiology studies, and the FDA Circulatory System Device Advisory Panel has recommended that the Company's PMA application for its Ventricular Tachycardia Ablation System be granted clearance by the FDA. In order to successfully manufacture in commercial quantities and market and sell its FDA-cleared products and to apply for FDA marketing clearance for its remaining products, the Company anticipates that it will be required to raise additional funds through equity or debt financing in fiscal 1999 or 2000. Absent successful fund raising, the Company believes it will not have sufficient resources to successfully commercialize its products and that such inability will have a material adverse effect on the Company's business, financial condition and results of operations.

     The factors described in the previous paragraph, "Factors That May Impact Future Operations" and elsewhere in this Report will impact the Company's future capital requirements and the adequacy of its available funds. The Company anticipates that it will be required to raise additional funds through public or private financing, collaborative relationships or other arrangements in fiscal 1999 or fiscal 2000. There can be no assurance that such additional funding, when needed, will be available on terms acceptable to the Company, if at all. Furthermore, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve additional restrictive covenants. Collaborative arrangements with a capital raising component may require the Company to relinquish its rights to certain of its technologies, products or marketing territories. The failure of the Company to raise capital when needed could have a material adverse effect on the Company's business, financial condition and results of operations.

INFLATIONARY IMPACT

     Since the inception of operations, inflation has not significantly affected the operating results of the Company. However, inflation and changing interest rates have had a significant effect on the economy in general and therefore could affect the operating results of the Company in the future.

FACTORS THAT MAY IMPACT FUTURE OPERATIONS

  Limited Operating History; History of Losses and Expectation of Future Losses

     The Company was founded in 1991 and to date has engaged primarily in researching, developing, testing and obtaining regulatory clearances for its products. The Company has experienced significant operating losses since inception. As of June 30, 1998, the Company had an accumulated deficit of $61.4 million. To date, the Company has generated only limited revenues from sales of its products and expects its operating losses to continue through at least the end of calendar 2000 as it continues to expend substantial funds for clinical trials in support of regulatory approvals, expansion of research and development activities, establishment of commercial scale manufacturing capabilities and expansion of sales and marketing activities. There can be no assurance that any of the Company's potential products for diagnosis and treatment of ventricular tachycardia, atrial fibrillation and atrial flutter will receive regulatory approvals for marketing, will be successfully commercialized or that the Company will achieve significant revenues from either international or domestic sales. In addition, there can be no assurance that the Company will achieve or sustain profitability in the future or meet the expectations of securities industry analysts. The Company's results of operations may fluctuate significantly from quarter to quarter or year to year and will depend on numerous factors, including actions relating to regulatory matters, progress of clinical trials, the extent to which the Company's products gain market acceptance, the scale-up of manufacturing abilities, the expansion of sales and marketing activities and competition.

     The Company's future liquidity and capital requirements will depend upon numerous factors, including the progress of the Company's product development efforts, the progress of the Company's clinical trials, actions relating to regulatory matters, the costs and timing of expansion of product development, manufacturing, marketing and sales activities and the extent to which the Company's products gain market acceptance, and competitive developments. The Company has received marketing approval for its Model 8100/8300 Arrhythmia Mapping System for basic electrophysiology studies, and the FDA Circulatory System Device Advisory Panel has recommended that the Company's PMA application for its Ventricular Tachycardia Ablation System be granted clearance by the FDA. In order to successfully manufacture in commercial quantities and market and sell its FDA-cleared products and to apply for FDA marketing clearance for its remaining products, the Company anticipates that it will be required to raise additional funds through equity or debt financing in fiscal 1999 or 2000. Absent successful fund raising, the Company believes it will not have sufficient resources to successfully commercialize its products and that such inability will have a material adverse effect on the Company's business, financial condition and results of operations.

  Clinical Trials

     The Ventricular Ablation System, Arrhythmia Mapping System and Atrial Fibrillation Ablation System are in various stages of clinical testing. Other than with respect to the Ventricular Tachycardia Ablation System, the clinical data obtained to date are insufficient to demonstrate the safety and efficacy of these products under applicable FDA regulations and guidelines. There can be no assurance that any of the Company's products will prove to be safe and effective in clinical trials under applicable United States or international regulations or that additional modifications to the Company's products will not be necessary. In addition, the clinical trials may identify significant technical or other obstacles to be overcome prior to obtaining necessary regulatory or reimbursement approvals. In addition, the ablation catheter and ablation equipment that together form the Company's Atrial Fibrillation Ablation System are still under development.

There can be no assurance that the Company will be successful in completing development of the atrial fibrillation product and submitting the appropriate Investigational Device Exemption supplement ("IDEs") or that the FDA will permit the Company to undertake clinical trials of the atrial fibrillation product. Although the FDA granted 510(k) clearance for basic electrophysiology studies for the Company's Arrhythmia Mapping System in August 1997, such product cannot be marketed with the Company's mapping catheters unless and until such catheters receive FDA marketing clearance or approval. Until such regulatory clearance or approval is obtained, the Arrhythmia Mapping System may only be used with other manufacturers' catheters. There can be no assurance that physicians will adopt the Arrhythmia Mapping System for electrophysiology studies in lieu of a system incorporating mapping equipment and catheters from a single manufacturer if at all. If the Arrhythmia Mapping Systems and Atrial Fibrillation Ablation System and their component catheters and equipment do not prove to be safe and effective in clinical trials or if the Company is otherwise unable to commercialize these products successfully, the Company's business, financial condition and results of operations will be materially adversely affected. In addition, because ablation treatment of these cardiac arrhythmias is a relatively new and to date untested treatment, the long-term effects of radiofrequency ablation on patients are unknown. As a result, the long-term success of ablation therapy in treating ventricular tachycardia, atrial fibrillation and atrial flutter will not be known for several years.

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

     Ventricular Tachycardia Ablation System. The Company initiated a clinical trial for the Ventricular Tachycardia Ablation System in the United States and Europe in September 1995 under an IDE approved by the FDA. The clinical trial was conducted at a maximum of 15 clinical sites. The primary endpoint of the clinical trial is clinical recurrence of ventricular tachycardia in patients randomized to receive ablation treatment versus patients in the control group receiving antiarrhythmic drugs. The required post-treatment follow-up prior to submission of a PMA application was 30 days for safety and the Company is required to follow up with some patients for up to 24 months after the PMA application filing. Enrollment for the clinical trial was completed on December 19, 1997. A PMA application was submitted on January 29, 1998 for approval to market the Ventricular Tachycardia Ablation System and its component catheters and equipment in the United States, and the FDA Circulatory Systems Device Advisory Panel recommended approval of the PMA application with certain conditions on July 21, 1998. To date, the FDA has not acted on the Panel's recommendation or approved or denied the Company's PMA. There can be no assurance that the FDA will accept the Panel's recommendation or grant marketing clearance of the Company's PMA , if at all.

     The FDA granted the Company's request to permit continuation of the study and expansion to a maximum of 20 clinical sites and 300 patients while the PMA application is under review. As of September 17, 1998, 208 patients had been enrolled in the trial: 75 patients randomized to ablation, 101 patients non-randomized to ablation and 32 patients randomized to drug therapy of which 17 patients have subsequently received ablation therapy due to VT recurrence. In addition, 18 patients have received ablation therapy under a compassionate use protocol. Analysis of 150 of such patients was included in the PMA application. The Company believes that such analysis shows that clinical recurrence of VT was significantly less in the patients randomized to ablation compared to patients randomized to control. Acute success of ablation therapy, defined as eradication of all mappable VT at the end of the ablation procedure, was attained in 75% of patients. The incidence of major adverse events associated with the procedure was 8.0%.

     Arrhythmia Mapping System for Ventricular Tachycardia. In January 1997, the Company received FDA approval to conduct an IDE feasibility study to evaluate the safety of the Arrhythmia Mapping System for diagnostic mapping of ventricular tachycardia. The feasibility study was conducted at three clinical sites in the United States and Europe and involved a total of 14 patients. The purpose of the clinical trial was to evaluate and test the success of the deployment of the Mercator Left Ventricular Mapping Basket into the ventricle, the fit of the catheter and the system's ability to accurately map the electrical signals of the left ventricle. In addition, as of September 17, 1998, 24 patients have been studied in Europe outside of the IDE in a similar protocol. There was no thrombus formation on any mapping basket used in the 38 studies. Of the 38 patients evaluated, one patient developed asymptomatic aortic regurgitation, one patient had a transient ischemic attack, and two patients developed pericardial effusions associated with the procedure. In July 1997, the Company submitted an IDE supplement to support commercialization of two types of baskets: the Mercator Left Ventricular Mapping Basket, a full chamber global basket evaluated in the feasibility study and a smaller, partial chamber high density Local Sector basket. Conditional approval was granted to initiate enrollment of 30 patients at five sites for the global basket. This study has been initiated at one clinical site, and three patients have been enrolled. The FDA requested a separate IDE for a study of the Sector Mapping Basket. A new IDE was submitted and received conditional approval in November 1997 to initiate enrollment of 30 patients at five sites in the Sector study. This study was initiated April 8, 1998, and six patients have been enrolled in this trial as of September 17, 1998. These studies allow the use of the ventricular mapping baskets with the Ventricular Tachycardia Ablation System simultaneously. The Company believes that ventricular mapping will enable the treatment of high rate ventricular tachycardia, which is more common than slow rate ventricular tachycardia. Slow rate ventricular tachycardia is currently the only type of ventricular tachycardia amenable to ablation therapy using current techniques.

     Arrhythmia Mapping System for Atrial Fibrillation. In June 1997, the Company received IDE approval by the FDA to conduct a clinical trial of the Mercator Atrial Mapping Basket for the right atrium and Arrhythmia Mapping System for complex atrial tachyarrhythmias including atrial fibrillation. The clinical trial is being conducted at seven clinical sites in the United States and one in Europe. The purpose of this clinical trial was to demonstrate the equivalency of the Mercator Atrial Mapping Basket and the Arrhythmia Mapping System to commercially available mapping catheters. Enrollment in the clinical trial was completed on March 10, 1998 and the trial includes 74 patients. There was no thrombus formation on any mapping basket used in the 74 studies. The Company has also tested the Mercator Atrial Mapping Basket in nine patients in Europe outside of the IDE. The Company submitted a 510(k) application for clearance of the Mercator Atrial Mapping Basket on July 17, 1998. An IDE was submitted for a clinical study of the Local Sector Mapping Basket for the right atrium on February 20, 1998. The Company was granted conditional approval to test 10 subjects at five clinical sites, and one patient has been enrolled as of September 17, 1998.

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

Atrial flutter is an abnormal heart rhythm now commonly treated using catheter ablation, requiring the creation of a two to four centimeter linear lesion in the right atrium. The study received conditional approval in December 1997 to involve 30 patients at five sites. The study was initiated in February 1998 and six patients have been enrolled as of September 17, 1998. The Company has also tested the Nexus Linear Lesion Catheter for atrial flutter and fibrillation in nine patients in Europe as of September 17, 1998. The Company has requested approval from FDA to allow delivery of 70 watts of power and use a superior approach to accessing the right atrium and will resume enrollment when the amendment is approved.

     A feasibility IDE for use of the modified Nexus Linear Lesion Catheter in the right and left atrium to treat atrial fibrillation is expected to be submitted in calendar 1998.

  No Existing Market

     The Company's Model 8100/8300 Arrhythmia Mapping System (the "Model 8100/8300") received 510(k) Clearance from the FDA in August 1997 for basic diagnostic electrophysiology studies. In September 1997, the Company began marketing such system commercially in the United States. However, there can be no assurance that such system will gain any significant degree of market acceptance among physicians, patients, and health care payors. The Company believes that physician's acceptance of procedures using the Company's Model 8100/8300 will be essential for market acceptance of such system. Even though the clinical efficacy of such system has been established, electrophysiologists, cardiologists and other physicians may elect not to recommend the use of the Model 8100/8300 for any number of reasons. Although the FDA granted 510(k) Clearance for basic electrophysiology studies for the Company's Model 8100/8300 Arrhythmia Mapping System in August 1997, such product cannot be marketed for use with the Company's diagnostic mapping catheters unless and until such catheters receive marketing clearance from the FDA. Until such regulatory approval is obtained, the Arrhythmia Mapping System may only be used with other manufacturer's catheters. There can be no assurance that this system will be successfully commercialized in the United States or in international markets where it has not yet received approval. The Company believes that, as with any novel medical technology, there will be a significant learning process involved for physicians to become proficient. Broad use of such system will require training of electrophysiologists, and the time required to complete such training could adversely affect market acceptance. Failure of such product to achieve significant market acceptance would have a material adverse effect on the Company's business, financial condition and results of operations. Even if the Model 8100/8300 achieves market acceptance, if the Company is unable to manufacture sufficient quantities of such product to satisfy customer demand, the Company's business, financial condition and results of operations would be materially adversely affected.

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

     The Company has no experience manufacturing its products in the volumes that will be necessary for the Company to achieve significant commercial sales, and there can be no assurance that reliable, high volume manufacturing capacity can be established or maintained at commercially reasonable costs. If the Company receives FDA clearance or approval for its products, it will need to expend significant capital resources and develop manufacturing expertise to establish large scale manufacturing capabilities. Manufacturers often encounter difficulties in scaling up production of new products, including problems involving production yields, quality control and assurance, component supply shortages, shortages of qualified personnel, compliance with FDA regulations and the need for further FDA approval of new manufacturing processes. For example, the Company encountered low yields, and other production inefficiencies in the manufacture of its Sector mapping basket catheters. In addition, the Company believes that substantial cost reductions in its manufacturing operations will be required for it to commercialize its catheters and systems on a profitable basis. Any inability of the Company to establish and maintain large scale manufacturing capabilities would have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company's manufacturing facilities are subject to periodic inspection by regulatory authorities, and its operations must undergo QSR compliance inspections conducted by the FDA. The Company is required to comply with QSR in order to produce products for sale in the United States and with ISO 9001/EN46001 standards in order to produce products for sale in Europe. In December 1997, the Company received ISO 9001/EN46001 certification from its European Notified Body. Any failure of the Company to comply with QSR or ISO 9001/EN46001 standards may result in the Company being required to take corrective actions, such as modification of its policies and procedures. The State of California also requires that the Company obtain a license to manufacture medical devices and granted the Company such a license in February 1998. If the Company is unable to maintain such a license, it would be unable to manufacture or ship any product, and such inability would have a material adverse effect on the Company's business, financial condition and results of operations.

  Patents and Proprietary Rights

     The Company's success will depend in part on its ability to obtain patent and copyright protection for its products and processes, to preserve its trade secrets and to operate without infringing or violating the proprietary rights of third parties. The Company's strategy is to actively pursue patent protection in the United States and foreign jurisdictions for technology that it believes to be proprietary and that offers a potential competitive advantage for its products. The Company holds issued and allowed patents covering a number of fundamental aspects of the Company's Ventricular Tachycardia Ablation System, Arrhythmia Mapping Systems and Atrial Fibrillation Ablation System. The patent positions of medical device companies, including those of the Company, are uncertain and involve complex and evolving legal and factual questions. The coverage sought in a patent application either can be denied or significantly reduced before or after the patent is issued. Consequently, there can be no assurance that any patents from pending patent applications or from any future patent application will be issued, that the scope of any patent protection will exclude competitors or provide competitive advantages to the Company, that any of the Company's patents will be held valid if subsequently challenged or that others will not claim rights in or ownership of the patents and other proprietary rights held by the Company. In addition, there can be no assurance that competitors, many of which have substantial resources and have made substantial investments in competing technologies, will not seek to apply for and obtain patents that will prevent, limit or interfere with the Company's ability to make, use or sell its products either in the United States or in international markets. Litigation or regulatory proceedings, which could result in substantial cost and uncertainty to the Company, may also be necessary to enforce patent or other intellectual property rights of the Company or to determine the scope and validity of other parties' proprietary rights. There can be no assurance that the Company will have the financial resources to defend its patents from infringement or claims of invalidity.

     In addition to patents, the Company relies on trade secrets and proprietary know how to compete. The Company seeks to protect its trade secrets and proprietary know how, in part, through appropriate confidentiality and proprietary information agreements. These agreements generally provide that all confidential information developed or made known to individuals by the Company during the course of the relationship with the Company is to be kept confidential and not disclosed to third parties, except in specific circumstances. The agreements also generally provide that all inventions conceived by the individual in the course of rendering service to the Company shall be the exclusive property of the Company. There can be no assurance that proprietary information or confidentiality agreements with employees, consultants and others will not be breached, that the Company will have adequate remedies for any breach, or that the Company's trade secrets will not otherwise become known to or independently developed by competitors.

     The medical device industry has been characterized by extensive litigation regarding patents and other intellectual property rights, and companies in the medical device industry have employed intellectual property litigation to gain a competitive advantage. There can be no assurance that the Company will not become subject to patent infringement claims or litigation in a court of law, or interference proceedings declared by the USPTO to determine the priority of inventions or an opposition to a patent grant in a foreign jurisdiction. The defense and prosecution of intellectual property suits, USPTO interference or opposition proceedings and related legal and administrative proceedings and related legal and administrative proceedings are both costly and time-consuming. Any litigation, opposition or interference proceedings will result in substantial expense to the Company and significant diversion of effort by the Company's technical and management personnel. An adverse determination in litigation or interference proceedings to which the Company may become a party could subject the Company to significant liabilities to third parties, require disputed rights to be licensed from third parties or require the Company to cease using such technology. Although patent and intellectual property disputes in the medical device area have often been settled through licensing or similar arrangements, costs associated with such arrangements may be substantial and could include ongoing royalties. Furthermore, there can be no assurance that necessary licenses from others would be available to the Company on satisfactory terms, if at all. Adverse determinations in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent the Company from manufacturing and selling its products, which would have a material adverse effect on the Company's business, financial condition and results of operations. The Company is aware of certain patents owned or licensed by others and relating to cardiac catheters and cardiac monitoring. Certain enhancements of the Company's products are still in the design and pre-clinical testing phase. Depending on the ultimate design specifications and results of pre-clinical testing of these enhancements, there can be no assurance that the Company would be able to obtain a license to such parties' patents or that a court would find that such patents are either not infringed by the Company's enhancements or that the Company's patents are invalid.

     Further, there can be no assurance that owners or licensees of these patents will not attempt to enforce their patent rights against the Company in a patent infringement suit or other legal proceeding, regardless of the likely outcome of such suit or proceeding.

  Competition

     At present, the Company considers its primary competition to be companies involved in current, more established therapies for the treatment of ventricular tachycardia and atrial fibrillation, including drugs, external electrical cardioversion and defibrillation, implantable defibrillators, ablation accompanied by pacemaker implantation and open-heart surgery. In addition, several competitors are also developing new approaches and new products for the treatment and mapping of ventricular tachycardia and atrial fibrillation, including ablation systems using ultrasound, microwave, laser and cryoablation technologies and mapping systems using contact mapping, single-point spatial mapping and non-contact, multisite electrical mapping technologies. Many of the Company's competitors have an established presence in the field of interventional cardiology and electrophysiology. Many competitors have substantially greater financial and other resources than the Company, including larger research and development staffs and more experience and capabilities in conducting research and development activities, testing products in clinical trials, obtaining regulatory approvals and manufacturing, marketing and distributing products. There can be no assurance that the Company will succeed in developing and marketing technologies and products that are more clinically efficacious and cost effective than the more established treatments or the new approaches and products developed and marketed by its competitors. Furthermore, there can be no assurance that the Company will succeed in developing new technologies and products that are available prior to its competitors' products. The failure of the Company to demonstrate the efficacy and cost effective advantages of its products over those of its competitors or the failure to develop new technologies and products before its competitors could have a material adverse effect on the Company's business, financial condition and results of operations.

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

  Government Regulation

  United States

     The design, pre-clinical and clinical testing, manufacture, labeling, sale, distribution and promotion of the Company's products are subject to regulation by numerous governmental authorities, principally the FDA and corresponding state and foreign regulatory agencies. Noncompliance with applicable requirements can result in, among other things, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, failure of the government to grant premarket clearance or premarket approval for devices, withdrawal of marketing authorization, a recommendation by the FDA that the Company not be permitted to enter into government contracts and/or criminal prosecution. The FDA also has the authority to request repair, replacement or refund of the cost of any device manufactured or distributed by the Company.

     Before a new device can be introduced into the market, a manufacturer must generally obtain marketing clearance through a premarket notification under
Section 510(k) of the FDC Act or an approval of a PMA application under Section 515 of the FDC Act. Commercial distribution of a device for which a 510(k) clearance is required can begin only after the FDA issues an order finding the device to be "substantially equivalent" to a predicate device. If the Company cannot establish that a proposed device is substantially equivalent to a legally marketed predicate device, the Company must seek premarket approval of the proposed device from the FDA through the submission of a PMA application.

     The process of obtaining a PMA and other required regulatory approvals can be expensive, uncertain and lengthy, and there can be no assurance that the Company will ever obtain such approvals. At the earliest, the Company does not anticipate filing any additional PMA applications for any system for at least the next nine months, and does not anticipate receiving a PMA for any such system until at least one to two years after such PMA application is accepted for filing, if at all. There can be no assurance that the FDA will act favorably or quickly on any of the Company's submissions to the FDA. Significant difficulties and costs may be encountered by the Company in its efforts to obtain FDA clearance that could delay or preclude the Company from selling its products in the United States. Furthermore, there can be no assurance that the FDA will not request additional data or require that the Company conduct further clinical studies, causing the Company to incur substantial cost and delay. In addition, there can be no assurance that the FDA will not impose strict labeling requirements, onerous operator training requirements or other requirements as a condition of its PMA approval, any of which could limit the Company's ability to market its systems. Labeling and promotional activities are subject to scrutiny by the FDA and, in certain circumstances, by the FTC. FDA enforcement policy strictly prohibits the marketing of FDA cleared or approved medical devices for unapproved uses. Further, if a company wishes to modify a product after FDA approval of a PMA, including changes in indications or other modifications that could affect safety or efficacy, additional clearances or approvals will be required from the FDA. Failure to receive or delays in receipt of FDA clearances or approvals, including the need for additional clinical trials or data as a prerequisite to clearance or approval, or any FDA conditions that limit the ability of the Company to market its systems, could have a material adverse effect on the Company's business, financial condition and results of operations.

  International

     The European Union has promulgated rules which require that medical products distributed after June 14, 1998 bear the CE mark, an international symbol of adherence to quality assurance standards and compliance with applicable European medical device directives. Quality system certification is one of the CE mark requirements. The Company has received ISO9001/EN46001 certification by its European Notified Body, one of the CE mark certification prerequisites for its manufacturing facility in Sunnyvale, California. Furthermore, in January 1998, the Company received the right to affix the CE mark to its Arrhythmia Mapping System and Chilli Cooled Ablation System. In April 1998, the Company received the right to affix the CE mark to its Radii catheters. In July 1998, the Company received the right to affix the CE mark to its Trio/Ensemble catheters. While the Company intends to satisfy the requisite policies and procedures that will permit it to receive the CE Mark Certification for other products, there can be no assurance that the Company will be successful in meeting the European certification requirements and failure to receive the right to affix the CE mark will prohibit the Company from selling these and other products in member countries of the European Union.

     The time required to obtain approval for sale in foreign countries may be longer or shorter than that required for FDA approval, and the requirements may differ. Export sales of medical devices that have not received FDA marketing authorization are subject to FDA export requirements. In accordance with the FDA Export Reform & Enforcement Act of 1996, such devices may be exported to any country provided that the device meets a number of criteria including marketing authorization in one of the "Tier I" countries identified in that act. If the device has no marketing authorization in a Tier I country, and is intended for marketing, it may be necessary to obtain approval from the FDA to export the device. In order to obtain export approval, the Company may be required to provide the FDA with documentation from the medical device regulatory authority of the country in which the study is to be conducted or the purchaser is located, stating that the device has the approval of the country. In addition, the FDA must find that the exportation of the device is not contrary to the public health and safety of the country in order for the Company to obtain the permit. The Company currently has marketing authorization in one or more Tier I countries for all its clinically used products. The Company is in the process of obtaining the necessary marketing approvals or conducting clinical trials in the United Kingdom, Germany, France, Canada, Japan and several other countries in Europe and Asia.

  Third-Party Reimbursement and Uncertainty Related to Health Care Reform

     In the United States, health care providers, including hospitals and physicians, that purchase medical products for treatment of their patients, generally rely on third party payors, principally federal Medicare, state Medicaid and private health insurance plans, to reimburse all or a part of the costs and fees associated with the procedures performed using these products. The Company's success will be dependent upon, among other things, the ability of health care providers to obtain satisfactory reimbursement from third party payors for medical procedures in which the Company's products are used. Third party payors may deny reimbursement if they determine that a prescribed device has not received appropriate regulatory clearances or approvals, is not used in accordance with cost-effective treatment methods as determined by the payor, or is experimental, unnecessary or inappropriate. Third party reimbursement is generally provided on the basis of the procedure's DRG code and such code is established by the HCFA. The failure of the procedures in which the Company's products are used or an insufficient level of reimbursements for such procedures would have a material adverse effect on the Company's business, financial condition and results of operations. In addition, medical equipment reimbursements have been mandated by statute to be reduced in the past, and there can be no assurance that any such reimbursements with respect to the Company's products will be adequate or provided at all. Failure by hospitals and other users of the Company's products to obtain reimbursement from third party payors, or changes in government and private third party payors' policies toward reimbursement for procedures employing the Company's products, would have a material adverse effect on the Company's business, financial condition and results of operations. Moreover, the Company is unable to predict what additional legislation or regulation, if any, relating to the health care industry or third party coverage and reimbursement may be enacted in the future, or what effect such legislation or regulation would have on the Company.

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

     Regardless of the type of reimbursement system, the Company believes that physician advocacy of the Company's products will be required to obtain reimbursement. The Company believes that less invasive procedures generally provide less costly overall therapies as compared to conventional drug, surgery and other treatments. In addition, the Company believes that treatment with the Company's products will be more efficacious than currently available therapies. The Company anticipates that hospital administrators and physicians would justify the use of the Company's products by the attendant cost savings and clinical benefits that the Company believes would be derived from the use of its products. However, there can be no assurance that this will be the case. There can be no assurance that reimbursement for the Company's products will be available in the United States or in international markets under either government or private reimbursement systems, or that physicians will support and advocate reimbursement procedures using the Company's products.

  Product Liability and Insurance

     The development, manufacture and sale of medical products entail significant risk of product liability claims and product failure claims. The Company has conducted only limited clinical trials to date and does not yet have, and will not have for a number of years, sufficient clinical data to allow the Company to measure the risk of such claims with respect to its products. The Company faces an inherent business risk of financial exposure to product liability claims in the event that the use of its products results in personal injury or death. The Company also faces the possibility that defects in the design or manufacture of the Company's products might necessitate a product recall. There can be no assurance that the Company will not experience losses due to product liability claims or recalls in the future. In addition, the Company will require increased product liability coverage if any potential products are successfully commercialized. Such insurance is expensive, difficult to obtain and may not be available in the future on acceptable terms, or at all. Any claims against the Company regardless of their merit or eventual outcome could have a material adverse effect upon the Company's business, financial condition and results of operations.

  Employees

     The Company's ability to operate successfully depends in significant part upon the continued service of certain key scientific, technical, clinical, regulatory and managerial personnel, and its continuing ability to attract and retain additional highly qualified scientific, technical, regulatory and managerial personnel. Competition for such personnel is intense, and there can be no assurance that the Company can retain such personnel or that it can attract or retain other highly qualified scientific, technical, clinical, regulatory and managerial personnel in the future, including key sales and marketing personnel. The loss of key personnel or the inability to hire and retain qualified personnel could have a material adverse effect upon the Company's business, financial condition and results of operations.

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

  Year 2000 Impact on Information Technology and Budgets and Year 2000
Compliance

     Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, in less than two years, computer systems and/or software used by many companies may need to be upgraded to comply with such "Year 2000" requirements. Significant uncertainty exists in the software industry concerning the potential effects associated with such compliance. The Company has recently commenced a program, to be substantially completed by early calendar 1999, to review the Year 2000 compliance status of the software and systems used in its internal business processes, to obtain appropriate assurances of compliance from the manufacturers of these products and agreements to modify or replace all non-compliant products. The Company has contacted its major suppliers to determine whether the products obtained by the Company from such vendors are Year 2000 compliant. To date, the Company has not received responses from a majority of such suppliers. The Company's suppliers are under no contractual obligation to provide such information to the Company. In addition, the Company is considering converting certain of its software and systems to commercial products that are known to be Year 2000 compliant. Implementation of software products of third parties, however, will require the dedication of substantial administrative and management information resources, the assistance of consulting personnel from third party software vendors and the training of the Company's personnel using such systems. Based on the information available to date, the Company believes it will be able to complete its Year 2000 compliance review and make necessary modifications prior to early calendar 1999. Software or systems that are deemed critical to the Company's business are scheduled to be Year 2000 compliant by early calendar 1999. Nevertheless, particularly to the extent the Company is relying on the products of other vendors to resolve Year 2000 issues, there can be no assurances that the Company will not experience delays in implementing such products. If key systems, or a significant number of systems were to fail as a result of Year 2000 problems, or the Company were to experience delays implementing Year 2000 compliant software products, the Company could incur substantial costs and disruption of its business, which would potentially have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company in its ordinary course of business tests and evaluates its own software products. The Company's proprietary software products that operate its Arrhythmia Mapping System and Radiofrequency Generator System are designed for use with certain hardware developed by other vendors. The Company believes that its software products are generally Year 2000 compliant, meaning that the use or occurrence of dates on or after January 1, 2000 will not materially affect the performance of the Company's software products with respect to four digit date dependent data or the ability of such products to correctly create, store, process and output information related to such data. To the extent the Company's software products are not fully Year 2000 compliant, there can be no assurance that the Company's software products contain all necessary software routines and codes necessary for the accurate calculation, display, storage and manipula-tion of data involving dates. Furthermore, these systems will be used in various operating environments once installed at customer sites. The Company believes its products are in Year 2000 compliance. In certain circumstances, the Company has warranted that the use or occurrence of dates on or after January 1, 2000 will not adversely affect the performance of the Company's products with respect to four digit date dependent data or the ability to create, store, process and output information related to such data. If any of the Company's licensees experience Year 2000 problems, such licensees could assert claims for damages against the Company.

     To date the Company has not identified a complete and separate budget for investigating and remedying issues related to Year 2000 compliance whether involving the Company's own software products or the software or systems used in its internal operations. The Company has incurred costs and expects to incur approximately $20,000 in connection with the procurement of software upgrades, if required, and the implementation of new Year 2000 compliant information systems. There can be no assurance that the Company's resources spent on investigating and remedying Year 2000 compliance issues will not have a material adverse effect on the Company's business, financial condition and results of operations.

  Impact of Introduction of Single European Currency (Euro)

     The introduction of the Single European Currency (Euro) is scheduled for initial implementation as of January 1, 1999 with a transition period through to January 1, 2002. The Company expects that the introduction and use of the Euro will not have a material adverse impact on the Company's internal systems or will result in increased costs related to its European business activities. Furthermore, the Company does not believe that the introduction of the Euro will have a material adverse effect on its business, financial condition and results of operations.

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

     On April 22, 1997, pursuant to a Preferred Shares Rights Agreement (the "Rights Agreement") between the Company and Norwest Bank Minnesota, N.A. (the "Rights Agent"), the Company's Board of Directors declared a dividend of one right to purchase 1/1000th a share of the Company's Series A Participating Preferred Stock ("Series A Preferred") for each outstanding share of Common Stock of the Company (a "Right"). Each Right entitles the registered holder to purchase from the Company 1/1000th a share of Series A Preferred at an exercise price of $125 (the "Purchase Price"), subject to adjustment. The Rights approved by the Board are designed to protect and maximize the value of the outstanding equity interests in the Company in the event of an unsolicited attempt by an acquirer to take over the Company, in a manner or on terms not approved by the Board of Directors. The Rights have been declared by the Board in order to deter coercive tactics, including a gradual accumulation of shares in the open market of a 15% or greater position to be followed by a merger or a partial or two tier tender offer that does not treat all stockholders equally. The Rights should not interfere with any merger or business combination approved by the Board of Directors. However, the Rights may have the effect of rendering more difficult or discouraging an acquisition of the Company deemed undesirable by the Board of Directors. The Rights may cause substantial dilution to a person or group that attempts to acquire the Company on terms or in a manner not approved by the Company's Board of Directors, except pursuant to an offer conditioned upon the negation, purchase or redemption of the Rights.

  Potential Volatility of Stock Price

     The market price of shares of Common Stock, like that of the common stock of many medical products and high technology companies, has in the past been, and is likely in the future to continue to be highly volatile. Factors such as fluctuations in the Company's operating results, announcements of technological innovations or new commercial products by the Company or competitors, government regulation, changes in the current structure of the health care financing and payment systems, developments in or disputes regarding patent or other proprietary rights, release of reports by securities analysts, changes in securities analysts recommendations, economic and other external factors and general market conditions may have a significant effect on the market price of the Common Stock. Also, at some future time, the Company's revenues and results of operations may be below the expectations of securities analysts or investors, resulting in significant fluctuations in the market price of the Company's Common Stock. Moreover, the stock market has from time to time experienced extreme price and volume fluctuations which have particularly affected the market prices for medical products and high technology companies and which have often been unrelated to the operating performance of such companies. These broad market fluctuations, as well as general economic, political and market conditions, may adversely affect the market price of the Company's Common Stock. In the past, following periods of volatility in the market price of a company's stock, securities class action litigation has occurred against the issuing company. There can be no assurance that such litigation will not occur in the future with respect to the Company. Such litigation could result in substantial costs and a diversion of management's attention and resources, which could have a material adverse effect on the Company's business, financial condition and results of operations. Any adverse determination in such litigation could also subject the Company to significant liabilities.

  Absence of Dividends

     The Company has not paid any cash dividends since inception and does not anticipate paying cash dividends in the foreseeable future.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Company's financial statements and the report of independent auditors appear on pages F-1 through F-22 of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item concerning the Company's directors is incorporated by reference from the section captioned "Election of Directors" contained in the Company's Proxy Statement related to the Annual Meeting of Stockholders to be held November 30, 1998, to be filed by the Company with the Securities and Exchange Commission within 120 days of the end of the Company's fiscal year pursuant to General Instruction G(3) of Form 10-K (the "Proxy Statement"). The information required by this item concerning executive officers is set forth in Part I of this Report. The information required by this item concerning compliance with Section 16(a) of the Exchange Act is incorporated by reference from the section captioned "Section 16(a) Beneficial Ownership Reporting Compliance" contained in the Proxy Statement in the table labeled "Principal Stockholders."

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this item is incorporated by reference from the section captioned "Executive Compensation" and "Compensation of Directors" contained in the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated by reference from the section captioned "Security Ownership of Certain Beneficial Owners and Management" contained in the Proxy Statement in the table labeled "Principal Stockholders."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated by reference from the sections captioned "Employment Contracts and Change-of-Control Arrangements," "Compensation Committee Interlocks and Insider Participation" and "Certain Transactions With Management" contained in the Proxy Statement.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)(1) Financial Statements

     The following financial statements are filed as part of this Report:

                                                              PAGE
                                                              ----
Report of Ernst & Young LLP, Independent Auditors...........  F-2
Consolidated Balance Sheets.................................  F-3
Consolidated Statements of Operations.......................  F-4
Consolidated Statements of Stockholders' Equity.............  F-5
Consolidated Statements of Cash Flows.......................  F-6
Notes to Consolidated Financial Statements..................  F-7

     (a)(2) Financial Statement Schedules

        II -- Valuation and Qualifying Accounts....................S-1

     All other Schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

     (a)(3) Exhibits

     EXHIBIT
      NUMBER                             DESCRIPTION
     -------                             -----------
     3.1(1)      Restated Certificate of Incorporation of the Registrant.
     3.2(1)      Bylaws of Registrant.
     4.1(2)      Preferred Share Rights Agreement, dated April 22, 1997
                 between the Registrant and Norwest Bank Minnesota, N.A.
    10.1(1)      Form of Indemnification Agreement between the Registrant and each of its directors and officers.
    10.2(3)      1991 Stock Plan and form of Stock Option Agreement
                 thereunder.
    10.3(3)      1996 Director Option Plan and form of Director Stock Option
                 Agreement thereunder.
    10.4(3)      1996 Employee Stock Purchase Plan and forms of agreement
                 thereunder.
    10.5+(1)     OEM Agreement between Registrant and Liebel-Flarsheim
                 Company dated June 22, 1994.
    10.6+(1)     License Agreement between Registrant and BSI Corporation
                 dated October 21, 1994.
    10.7(1)      Loan Agreement between the Registrant and Dideco S.p.A.
                 dated June 23, 1994, as amended by Amendment to Loan
                 Agreement dated June 22, 1995 and Amendment No. 2 to Loan
                 Agreement dated April 10, 1996.
    10.7.1       Distributor Termination Agreement between the Registrant and
                 Dideco S.p.A. dated May 26, 1998.
    10.8+(1)     Exclusive License Agreement dated May 24, 1995.
    10.9(1)      Manufacturing and Supply Agreement between the Registrant
                 and Arrow International Inc. dated March 8, 1995.
    10.10(1)     Exclusive International Distributor Agreement between the
                 Registrant and Arrow International dated March 8, 1995.
    10.11(1)     Lease dated June 25, 1993 between the Registrant and Brock
                 Properties.
    10.11.1(4)   Lease Modification Agreement effective as of February 24,
                 1998 between the Registrant and Brock Properties.
    10.12(1)     Master Lease Agreement dated December 1, 1993 between the
                 Registrant and Linc Capital Management Services, Ltd., as
                 amended.
    10.12.1(5)   Amendment No. 5 to Master Lease Agreement dated December 1,
                 1993 between the Registrant and Linc Capital Management
                 Services, Ltd.

     EXHIBIT
      NUMBER                             DESCRIPTION
     -------                             -----------
    10.13(1)     Shareholder Rights Agreement, as amended to date, dated June
                 13, 1995, between the Registrant and certain holders of the
                 Company's securities.
    10.14(1)     Consulting Agreement dated June 1, 1995 between the
                 Registrant and Mir Imran.
    10.15        1998 Employee Stock Purchase Plan.
    10.16        Loan and Security Agreement dated May 15, 1998 between the
                 Registrant and Silicon Valley Bank.
    10.17        Lease Agreement dated April 27, 1998 between the Registrant and Lincoln Property Company Management Services, Inc. for
                 the premises located at 824 W. California Ave., Sunnyvale,
                 California 94086.
    10.18        Agreement dated April 18, 1996 between the Registrant and
                 Earle Canty.
    10.18.1      Amendment No. 1 to Agreement dated April 18, 1996 between
                 the Registrant and Earle Canty.
    10.19        Promissory Note dated April 18, 1996 between the Registrant and Earle Canty.
    10.19.1      Amendment No. 1 dated August 31, 1998 to Loan Agreement
                 dated April 18, 1996 between the Registrant and Earle Canty.
    10.20        Promissory Note dated December 23, 1996 between the
                 Registrant and Earle Canty.
    10.20.1      Amendment No. 1 dated August 31, 1998 to Loan Agreement
                 dated December 23, 1996 between the Registrant and Earle
                 Canty.
    10.21        Consulting Agreement dated September 1, 1998 between the
                 Registrant and Earle Canty.
    10.22        1998 Nonstatutory Option Plan and form of agreement
                 thereunder.
    22.1         Subsidiaries of Registrant.
    23.1         Consent of Ernst & Young LLP, Independent Auditors.
    24.1         Power of Attorney (see page 53).
    27.1         Financial Data Schedule.

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

(3) Incorporated by reference to exhibits filed with the Registrant's Registration Statement on Form S-8 (Reg. No. 333-38049) as declared effective by the Commission on October 16, 1997.

(4) Incorporated by reference to exhibits filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.

(5) Incorporated by reference to exhibits filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.

     (b) Reports on Form 8-K. The Company did not file any reports on Form 8-K during the quarter ended June 30, 1998.

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

Date: September 25, 1998

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

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----

               /s/ WILLIAM N. STARLING                   President, Chief Executive   September 25, 1998
-----------------------------------------------------    Officer and Director
                (William N. Starling)                    (Principal Executive
                                                         Officer)

                 /s/ DAVID W. GRYSKA                     Vice President, Finance and  September 25, 1998
-----------------------------------------------------    Chief Financial Officer
                  (David W. Gryska)                      (Principal Financial and
                                                         Accounting Officer)

                /s/ MICHAEL L. EAGLE                     Director                     September 25, 1998
-----------------------------------------------------
                 (Michael L. Eagle)

             /s/ THOMAS J. FOGARTY, M.D.                 Director                     September 25, 1998
-----------------------------------------------------
              (Thomas J. Fogarty, M.D.)

                /s/ GLENDON E. FRENCH                    Director                     September 25, 1998
-----------------------------------------------------
                 (Glendon E. French)

             /s/ JOSEPH P. ILVENTO, M.D.                 Director                     September 25, 1998
-----------------------------------------------------
              (Joseph P. Ilvento, M.D.)

           /s/ LOUIS G. LANGE, M.D., PH.D.               Director                     September 25, 1998
-----------------------------------------------------
            (Louis G. Lange, M.D., Ph.D.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Report of Ernst & Young LLP, Independent Auditors...........  F-2
Consolidated Balance Sheets as of June 30, 1998 and 1997....  F-3
Consolidated Statements of Operations for the years ended
  June 30, 1998, 1997 and 1996..............................  F-4
Consolidated Statements of Stockholders' Equity for the
  years ended June 30, 1998, 1997 and 1996..................  F-5
Consolidated Statements of Cash Flows for the years ended
  June 30, 1998, 1997, and 1996.............................  F-6
Notes to Consolidated Financial Statements..................  F-7

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Cardiac Pathways Corporation

     We have audited the accompanying consolidated balance sheets of Cardiac Pathways Corporation as of June 30, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cardiac Pathways Corporation at June 30, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material aspects the information set forth therein.

                                          /s/ ERNST & YOUNG LLP

San Jose, California
July 28, 1998

                          CARDIAC PATHWAYS CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                       JUNE 30,
                                                              --------------------------
                                                                 1998           1997
                                                              -----------    -----------
Current assets:
  Cash and cash equivalents.................................  $ 7,268,877    $ 5,091,426
  Short-term investments....................................   17,248,500     36,475,534
  Accounts receivable, net of allowance for doubtful
     accounts of $16,500 at June 30, 1998 and $9,500 at June
     30, 1997...............................................      523,455        168,828
  Receivable from related party.............................           --          1,552
  Inventories...............................................      668,042        420,005
  Prepaid expenses..........................................      317,549        411,758
  Other current assets......................................      526,193        528,528
                                                              -----------    -----------
          Total current assets..............................   26,552,616     43,097,631
Property and equipment, net.................................    3,632,488      3,140,849
Notes receivable from related parties.......................      260,477        319,491
Deposits and other assets...................................      488,996         97,283
                                                              -----------    -----------
                                                              $30,934,577    $46,655,254
                                                              ===========    ===========

                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $ 1,079,772    $   788,384
  Accrued compensation and related benefits.................      601,307        462,814
  Accrued clinical expenses.................................    1,144,556        696,106
  Other accrued expenses....................................      654,670        870,242
  Current obligations under capital leases..................      554,806        768,813
  Current portion of long-term debt.........................      166,667             --
                                                              -----------    -----------
          Total current liabilities.........................    4,201,778      3,586,359
Long-term obligations under capital leases..................      483,586        472,588
Deferred royalty income.....................................    2,930,862      2,950,473
Long-term debt, less current portion........................    5,833,333             --
Note payable................................................           --      4,500,000
Interest payable on note....................................           --      1,153,625
Commitments
Stockholders' equity:
  Preferred stock, $.001 par value; 5,000,000 shares
     authorized and none issued and outstanding at June 30,
     1998 and 1997..........................................           --             --
  Common stock, $.001 par value; 30,000,000 shares
     authorized; 9,795,974 shares issued and outstanding at
     June 30, 1998 and 9,523,540 at June 30, 1997...........        9,796          9,524
  Additional paid-in capital................................   79,783,779     79,089,193
  Receivables from stockholders.............................     (385,000)      (420,000)
  Accumulated deficit.......................................  (61,417,629)   (43,918,832)
  Deferred compensation.....................................     (505,928)      (767,676)
                                                              -----------    -----------
          Total stockholders' equity........................   17,485,018     33,992,209
                                                              -----------    -----------
                                                              $30,934,577    $46,655,254
                                                              ===========    ===========

                See Notes to Consolidated Financial Statements.

                          CARDIAC PATHWAYS CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                YEAR ENDED JUNE 30,
                                                    -------------------------------------------
                                                        1998            1997           1996
                                                    ------------    ------------    -----------
Net sales.........................................  $  2,419,816    $  2,408,773    $ 1,684,107
Cost of goods sold................................     2,827,789       2,507,375      2,407,655
                                                    ------------    ------------    -----------
Gross margin (deficit)............................      (407,973)        (98,602)      (723,548)

Operating expenses:
     Research and development.....................    14,353,393      11,756,260      6,819,647
     Selling, general and administrative..........     4,091,637       3,147,311      1,981,309
                                                    ------------    ------------    -----------
          Total operating expenses................    18,445,030      14,903,571      8,800,956
                                                    ------------    ------------    -----------
Loss from operations..............................   (18,853,003)    (15,002,173)    (9,524,504)

Other income (expense):
  Interest income.................................     1,857,981       2,624,055        700,934
  Interest expense................................      (578,931)       (523,038)      (568,802)
  Other, net......................................        75,156          35,562         23,208
                                                    ------------    ------------    -----------
          Total other income (expense)............     1,354,206       2,136,579        155,340
                                                    ------------    ------------    -----------
Net loss..........................................  $(17,498,797)   $(12,865,594)   $(9,369,164)
                                                    ============    ============    ===========
Net loss per share - basic and diluted............  $      (1.81)   $      (1.37)   $     (6.36)
                                                    ============    ============    ===========
Shares used in computing net loss per
  share -- basic and diluted......................     9,648,000       9,379,000      1,472,000
                                                    ============    ============    ===========

                See Notes to Consolidated Financial Statements.

                          CARDIAC PATHWAYS CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                      PREFERRED STOCK         COMMON STOCK      ADDITIONAL    RECEIVABLES
                                    --------------------   ------------------     PAID-IN         FROM       ACCUMULATED
                                      SHARES     AMOUNT     SHARES     AMOUNT     CAPITAL     STOCKHOLDERS     DEFICIT
                                    ----------   -------   ---------   ------   -----------   ------------   ------------
Balance at June 30, 1995..........   5,149,702   $ 5,150     925,185   $  925   $29,129,381    $ (11,000)    $(21,684,074)
Issuance of Series F Convertible
 Preferred Stock, less $997 in
 issuance costs...................     300,000       300          --       --     4,498,702           --               --
Issuance of Series F Preferred
 Stock Warrants...................          --        --          --       --        33,000           --               --
Issuance of nonqualified stock
 options for services.............          --        --          --       --        34,131           --               --
Exercise of warrant to purchase
 Common Stock.....................          --        --       6,667        7        57,993           --               --
Exercise of options to purchase
 Common Stock.....................          --        --     387,778      388       576,887     (395,000)              --
Conversion of Preferred Stock to
 Common Stock.....................  (5,449,702)   (5,450)  5,449,702    5,450            --           --               --
Issuance of Common Stock in
 connection with initial public
 offering, less $1,037,725 in
 issuance costs...................          --        --   2,500,000    2,500    43,134,775           --               --
Deferred compensation.............          --        --          --       --       191,765           --               --
Amortization of deferred
 compensation.....................          --        --          --       --            --           --               --
Net loss..........................          --        --          --       --            --           --       (9,369,164)
                                    ----------   -------   ---------   ------   -----------    ---------     ------------
Balance at June 30, 1996..........          --        --   9,269,332    9,270    77,656,634     (406,000)     (31,053,238)
Issuance of nonqualified stock
 options for services.............          --        --          --       --        17,750           --               --
Exercise of options to purchase
 Common Stock.....................          --        --     216,642      217       305,736      (14,000)              --
Issuance of Common Stock under
 employee stock purchase plan.....          --        --      37,566       37       253,573           --               --
Deferred compensation.............          --        --          --       --       855,500           --               --
Amortization of deferred
 compensation.....................          --        --          --       --            --           --               --
Net loss..........................          --        --          --       --            --           --      (12,865,594)
                                    ----------   -------   ---------   ------   -----------    ---------     ------------
Balance at June 30, 1997..........          --        --   9,523,540    9,524    79,089,193     (420,000)     (43,918,832)
Issuance of Common Stock
 Warrants.........................          --        --          --       --        60,351           --               --
Issuance of nonqualified stock
 options for services.............          --        --          --       --        65,121           --               --
Exercise of options to purchase
 Common Stock.....................          --        --     208,881      209       225,335       35,000               --
Issuance of Common Stock under
 employee stock purchase plan.....          --        --      63,553       63       343,779           --               --
Amortization of deferred
 compensation.....................          --        --          --       --            --           --               --
Net loss..........................          --        --          --       --            --           --      (17,498,797)
                                    ----------   -------   ---------   ------   -----------    ---------     ------------
Balance at June 30, 1998..........          --   $    --   9,795,974   $9,796   $79,783,779    $(385,000)    $(61,417,629)
                                    ==========   =======   =========   ======   ===========    =========     ============

                                                       TOTAL
                                      DEFERRED     STOCKHOLDERS'
                                    COMPENSATION      EQUITY
                                    ------------   -------------
Balance at June 30, 1995..........   $      --     $  7,440,382
Issuance of Series F Convertible
 Preferred Stock, less $997 in
 issuance costs...................          --        4,499,002
Issuance of Series F Preferred
 Stock Warrants...................          --           33,000
Issuance of nonqualified stock
 options for services.............          --           34,131
Exercise of warrant to purchase
 Common Stock.....................          --           58,000
Exercise of options to purchase
 Common Stock.....................          --          182,275
Conversion of Preferred Stock to
 Common Stock.....................          --               --
Issuance of Common Stock in
 connection with initial public
 offering, less $1,037,725 in
 issuance costs...................          --       43,137,275
Deferred compensation.............    (191,765)              --
Amortization of deferred
 compensation.....................      35,994           35,994
Net loss..........................          --       (9,369,164)
                                     ---------     ------------
Balance at June 30, 1996..........    (155,771)      46,050,895
Issuance of nonqualified stock
 options for services.............          --           17,750
Exercise of options to purchase
 Common Stock.....................          --          291,953
Issuance of Common Stock under
 employee stock purchase plan.....          --          253,610
Deferred compensation.............    (855,500)              --
Amortization of deferred
 compensation.....................     243,595          243,595
Net loss..........................          --      (12,865,594)
                                     ---------     ------------
Balance at June 30, 1997..........    (767,676)      33,992,209
Issuance of Common Stock
 Warrants.........................          --           60,351
Issuance of nonqualified stock
 options for services.............          --           65,121
Exercise of options to purchase
 Common Stock.....................          --          260,544
Issuance of Common Stock under
 employee stock purchase plan.....          --          343,842
Amortization of deferred
 compensation.....................     261,748          261,748
Net loss..........................          --      (17,498,797)
                                     ---------     ------------
Balance at June 30, 1998..........   $(505,928)    $ 17,485,018
                                     =========     ============

                See Notes to Consolidated Financial Statements.

                          CARDIAC PATHWAYS CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               YEAR ENDED JUNE 30,
                                                   --------------------------------------------
                                                       1998            1997            1996
                                                   ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss.........................................  $(17,498,797)   $(12,865,594)   $ (9,369,164)
Adjustments to reconcile net loss to net cash
  used in operating activities:
       Depreciation and amortization.............     1,274,226       1,260,546         818,072
       Amortization of deferred royalty income...       (19,611)        (49,527)             --
       Amortization of deferred compensation.....       261,748         243,595          35,994
       (Gain) loss on disposal of property and
          equipment..............................       (33,678)             --          12,860
       Issuance of common stock warrants.........        60,351              --              --
       Issuance of preferred stock warrants......            --              --          33,000
       Issuance of nonqualified stock options for
          services...............................        65,121          17,750          34,131
Changes in operating assets and liabilities:
  Accounts receivable............................      (354,627)        230,169        (348,126)
  Receivable from related party..................         1,552          20,173         114,075
  Inventories....................................      (248,037)       (257,489)         49,177
  Prepaid expenses...............................        94,209        (177,419)        (93,266)
  Other current assets...........................        52,335        (188,237)       (179,336)
  Accounts payable...............................       291,388         276,998         (68,211)
  Accrued compensation and related benefits......       138,493         269,303          94,856
  Accrued clinical expenses......................       448,450         546,102         150,004
  Other accrued expenses.........................      (215,572)        136,677         252,210
  Interest payable on note.......................    (1,153,625)        379,204         399,656
  Deferred royalty income........................            --              --       3,000,000
                                                   ------------    ------------    ------------
Net cash used in operating activities............   (16,836,074)    (10,157,749)     (5,064,068)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of short-term investments..............   (25,167,799)    (54,509,722)    (27,761,202)
Maturities and sales of short-term investments...    44,394,833      41,795,000      10,279,751
Purchase of property and equipment...............    (1,170,621)       (742,155)       (981,344)
Proceeds from disposal of equipment..............        23,519              --              --
(Increase) decrease in notes receivable..........        59,014         (57,075)          4,000
(Increase) in deposits and other assets..........      (391,713)        (38,095)        (47,298)
                                                   ------------    ------------    ------------
Net cash provided by (used in) investing
  activities.....................................    17,747,233     (13,552,047)    (18,506,093)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from initial public offering, net.......            --              --      43,137,275
Principal payments under capital lease
  obligations....................................      (838,094)       (856,596)       (567,081)
Repayment of note payable........................    (4,500,000)             --              --
Proceeds from borrowings on line of credit.......     6,000,000              --              --
Proceeds from issuance of preferred stock........            --              --       4,499,002
Proceeds from issuance of common stock...........       569,386         559,563         250,275
Notes receivable from stockholders...............        35,000         (14,000)        (10,000)
                                                   ------------    ------------    ------------
Net cash provided by (used in) financing
  activities.....................................     1,266,292        (311,033)     47,309,471
                                                   ------------    ------------    ------------
Net increase (decrease) in cash and cash
  equivalents....................................     2,177,451     (24,020,829)     23,739,310
Cash and cash equivalents at beginning of year...     5,091,426      29,112,255       5,372,945
                                                   ------------    ------------    ------------
Cash and cash equivalents at end of year.........  $  7,268,877    $  5,091,426    $ 29,112,255
                                                   ============    ============    ============

                See Notes to Consolidated Financial Statements.

                          CARDIAC PATHWAYS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1998

 1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Nature of Business

     Cardiac Pathways Corporation, a Delaware corporation (the "Company"), operates in a single industry segment and designs, develops and manufactures minimally invasive systems to diagnose and treat cardiac tachyarrhythmias.

  Basis of Presentation

     The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Cardiac Pathways B.V., Cardiac Pathways G.m.b.H. and Cardiac Pathways S.A. (see Note 13). All significant intercompany accounts and transactions have been eliminated.

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

  Fair Value of Financial Instruments

     The carrying amounts reported in the balance sheet for cash and cash equivalents and short-term investments approximate fair value. The fair value of short-term investments was based on quoted market prices.

     The carrying amount for the Company's long-term debt approximates fair value. The fair value of the Company's long-term debt was estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rate for similar types of borrowing arrangements.

  Concentrations of Credit Risk

     The Company is potentially subject to concentrations of credit risk with respect to its cash investments and trade accounts receivable. The Company invests its excess cash in a diversified portfolio of investment grade interest bearing instruments. The Company is exposed to credit risk in the event of default by the financial institutions or issuers of investments only to the extent recorded on the balance sheet. To date, the Company has not experienced any significant losses on its investments.

                          CARDIAC PATHWAYS CORPORATION

                                 JUNE 30, 1998

     The Company sells its products to distributors in Japan, China and Europe and to hospitals in the United States (see Note 10). The Company does not require collateral and maintains reserves for estimated credit losses. To date, such losses have been within management's expectations and have not been significant.

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

     The cost of held-to-maturity securities is adjusted for the amortization of premiums and the accretion of discounts to maturity. Such amortization of premiums and accretion of discounts are included in interest income. At June 30, 1998 and 1997, these securities were valued at amortized cost, which approximates fair value.

     The following is a summary of held-to-maturity and available-for-sale securities at June 30, 1998:

                                                      GROSS         GROSS
                                      AMORTIZED     UNREALIZED    UNREALIZED     ESTIMATED
            DESCRIPTION                 COST          GAINS         LOSSES      FAIR VALUE
            -----------              -----------    ----------    ----------    -----------
Held-to-maturity:
  U.S. government agency...........  $ 2,996,886      $   --       $ (1,171)    $ 2,995,715
  U.S. corporate obligations.......   10,751,614       2,221         (8,968)     10,744,867
Available-for-sale:
  Auction rate preferred stock.....    3,500,000          --             --       3,500,000
                                     -----------      ------       --------     -----------
                                      17,248,500       2,221        (10,139)     17,240,582
Amounts classified as cash
  equivalents......................           --          --             --              --
                                     -----------      ------       --------     -----------
Amounts included in short-term
  investments......................  $17,248,500      $2,221       $(10,139)    $17,240,582
                                     ===========      ======       ========     ===========

     There were no significant realized gains or losses as a result of the maturity or sale of securities for the year ended June 30, 1998. The cost of securities sold is based on the specific identification method. Held-to-maturity securities at June 30, 1998 mature at various dates through October 1999.

                          CARDIAC PATHWAYS CORPORATION

                                 JUNE 30, 1998

     The following is a summary of held-to-maturity and available-for-sale securities at June 30, 1997:

                                                      GROSS         GROSS
                                      AMORTIZED     UNREALIZED    UNREALIZED     ESTIMATED
            DESCRIPTION                 COST          GAINS         LOSSES      FAIR VALUE
            -----------              -----------    ----------    ----------    -----------
Held-to-maturity:
  U.S. government agency...........  $15,485,479     $ 1,495       $ (9,079)    $15,477,895
  U.S. corporate obligations.......   20,329,767      12,511        (10,168)     20,332,110
Available-for-sale:
  Auction rate preferred stock.....    2,100,000          --             --       2,100,000
  U.S corporate obligations........    1,055,206          --         (1,626)      1,053,580
                                     -----------     -------       --------     -----------
                                      38,970,452      14,006        (20,873)     38,963,585
Amounts classified as cash
  equivalents......................    2,494,918         139             --       2,495,057
                                     -----------     -------       --------     -----------
Amounts included in short-term
  investments......................  $36,475,534     $13,867       $(20,873)    $36,468,528
                                     ===========     =======       ========     ===========

     There were no realized gains or losses as a result of the maturity or sale of securities for the year ended June 30, 1997.

  Inventory

     Inventories are stated at the lower of cost (determined using the first-in, first-out method) or market and consist of the following:

                                                               JUNE 30,
                                                         --------------------
                                                           1998        1997
                                                         --------    --------
Raw materials..........................................  $432,867    $252,349
Work-in-process........................................   123,052      26,929
Finished goods.........................................   112,123     140,727
                                                         --------    --------
                                                         $668,042    $420,005
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

     Property and equipment consist of the following:

                                                              JUNE 30,
                                                      ------------------------
                                                         1998          1997
                                                      ----------    ----------
Property and equipment:
Equipment...........................................  $5,626,967    $4,799,030
Leasehold improvements..............................     348,610       274,307
Equipment-in-process................................   1,523,411     1,076,157
                                                      ----------    ----------
                                                       7,498,988     6,149,494
Less accumulated depreciation and amortization......   3,866,500     3,008,645
                                                      ----------    ----------
                                                      $3,632,488    $3,140,849
                                                      ==========    ==========

                          CARDIAC PATHWAYS CORPORATION

                                 JUNE 30, 1998

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

  Capitalized Software

     The Company capitalizes internally generated software development costs in accordance with Statement of Financial Accounting Standards No. 86 (FAS 86), "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed." Capitalization of software development costs begins upon the establishment of technological feasibility for the product. At June 30, 1998, the Company had $233,000 of capitalized software development costs. There were no capitalized software development costs at June 30, 1997. The Company amortizes capitalized amounts upon commercial release of the product on a straight-line basis over the estimated economic lives. There was no capitalized software amortization expense during the years ended June 30, 1998, 1997 and 1996.

  Royalty Income

     At June 30, 1998 and 1997, the Company had $2,930,862 and $2,950,473 of
deferred royalty income, respectively, related to one of its diagnostic catheter systems (see Note 9). Income earned from this royalty agreement is recorded as a component of net sales.

  Research and Development Costs

     Research and development costs, which include clinical and certain regulatory costs, are charged to expense as incurred.

  Foreign Currency Translation

     The functional currency of the Company's foreign subsidiaries is the U.S. dollar. Monetary assets and liabilities denominated in foreign currencies are remeasured at the fiscal year-end exchange rate. Inventory, property and other nonmonetary assets and liabilities including related revenues, expenses, gains and losses are remeasured using historical exchange rates during the month in which the transactions occurred. Adjustments resulting from these remeasurements are included in the results of operations and have been immaterial to date.

  Net Loss Per Share

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (FAS 128), "Earnings per Share," which the Company adopted on December 31, 1997 pursuant to the requirements of FAS
128. The adoption of FAS 128 changed the method used to compute earnings per share and required restatement of all prior periods. Under the new requirements for calculating basic earnings per share, the dilutive effect of stock options and warrants is excluded. In addition, in February 1998, the Securities and Exchange Commission (the "SEC") issued Staff Accounting Bulletin No. 98, "Earnings per Share" (SAB 98), which affected the treatment of certain stock options, warrants and convertible preferred stock ("cheap stock") issued at prices substantially below the public offering price during the twelve-month period prior to the filing of the initial public offering. Upon the adoption of FAS 128,

                          CARDIAC PATHWAYS CORPORATION

                                 JUNE 30, 1998

the SEC Staff does not generally believe that such stock options, warrants and convertible preferred stock should be treated as outstanding for all reporting periods. Earnings per share amounts presented have been restated to conform to the requirements of FAS 128 and SAB 98.

     Basic and dilutive historical net loss per share is computed using the weighted average number of shares of common stock outstanding. Potentially dilutive shares from stock options and warrants are excluded from the computation as their effect is antidilutive. The adoption of FAS 128 did not have a material impact on the Company's reported basic and diluted net loss per share due to the exclusion of antidilutive options and warrants from the calculations in periods when the Company incurred a net loss, which occurred in all periods reported herein. Net loss per share, as restated, reflects the reduction in the weighted average shares outstanding in accordance with the adoption of SAB 98 resulting in an increase in reported net loss per share for fiscal 1996 from $3.95 to $6.36.

     Pro forma net loss per share has been computed as described above and also gives effect to the conversion of convertible preferred shares not included above that automatically converted to common stock upon completion of the Company's initial public offering (using the if-converted method) from the original date of issuance. The adoption of SAB 98 resulted in an increase in reported pro forma net loss per share for fiscal 1996 from $1.33 to $1.44.

     The following table sets forth the computation of net loss per share and pro forma net loss per share:

                                                        YEAR ENDED JUNE 30,
                                            -------------------------------------------
                                                1998            1997           1996
                                            ------------    ------------    -----------
Numerator for basic and diluted and pro
  forma basic and diluted net loss per
  share:
     Net loss.............................  $(17,498,797)   $(12,865,594)   $(9,369,164)
Denominator:
       Denominator for basic and diluted
          net loss per share..............     9,648,000       9,379,000      1,472,000
                                            ============    ============
       Convertible preferred shares.......                                    5,037,000
                                                                            -----------
       Denominator for pro forma basic and
          diluted net loss per share......                                    6,509,000
                                                                            ===========

  Basic and diluted net loss per share....  $      (1.81)   $      (1.37)   $     (6.36)
                                            ============    ============    ===========

  Pro forma basic and diluted net loss per
     share................................                                  $     (1.44)
                                                                            ===========

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

  Recent Pronouncements

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 (FAS 130), "Reporting Comprehensive Income" which requires the reporting and presentation of comprehensive income and its components in the financial statements. Comprehensive income reflects certain items not currently reported in measuring net income, such as changes in value of available-for-sale securities and foreign currency translation adjustments. The Company does not expect the adoption of

                          CARDIAC PATHWAYS CORPORATION

                                 JUNE 30, 1998

FAS 130 to have a material effect on its financial statements. FAS 130 will become effective for the Company's year ending June 30, 1999.

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

     In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133 (FAS 133), "Accounting for Derivative Instruments and Hedging Activities" which is required to be adopted in years beginning after June 15, 1999. The Company has not in the past and does not anticipate in the future using derivative instruments, and the Company does not expect that the adoption of FAS 133 will have a significant impact on its financial condition or results of operations.

 2. DEBT

     In May 1998, the Company obtained a term loan credit facility of $8,000,000 from a commercial bank. The loan agreement provides for an initial advance of $6,000,000 available for the repayment of a note payable and related accrued interest due to Sorin Biomedical (described below) with the remaining $2,000,000 available for general corporate purposes. Advances can be made to the Company during a 12-month non-revolving drawdown period that expires in May 1999. Borrowings under the credit facility bear floating interest at the bank's prime rate plus 1.25% (9.75% at June 30, 1998) and the Company can elect a fixed interest rate option at the end of the 12-month drawdown period. Interest payments are due monthly following commencement of each advance and the outstanding balance of all borrowings under the credit facility will be fully amortized over the 36-month period following the end of the drawdown period with principal and interest payments due monthly. Under the terms of the loan agreement, all borrowings are collateralized by substantially all of the Company's assets and the Company must maintain certain financial ratios and other covenants. At June 30, 1998, the Company had an unused amount of $2,000,000 under the credit facility that is available for drawdowns through May 1999. Furthermore, the Company was in compliance with all covenants.

     In May 1998, the Company utilized $6,000,000 of the term loan credit facility in order to repay a $4,500,000 note payable and related accrued interest of approximately $1,500,000 due to Sorin Biomedical. The $4,500,000 note payable bore interest at the prime rate as quoted in The Wall Street Journal and all principal and accrued interest was due on June 27, 1999. The early repayment of the note payable was made in connection with the termination of a product distribution agreement with Sorin.

                          CARDIAC PATHWAYS CORPORATION

                                 JUNE 30, 1998

     Principal payments due under the term loan credit facility were as follows:

                                                               JUNE 30,
                                                                 1998
                                                              ----------
1999........................................................  $  166,667
2000........................................................   2,000,000
2001........................................................   2,000,000
2002........................................................   1,833,333
                                                              ----------
          Total minimum principal payments..................   6,000,000
Less current portion........................................     166,667
                                                              ----------
Long-term portion...........................................  $5,833,333
                                                              ==========

 3. COMMITMENTS

     The Company leases facilities and equipment under noncancelable lease agreements. Future minimum lease payments were as follows:

                                                           JUNE 30, 1998
                                                      ------------------------
                                                       CAPITAL      OPERATING
                                                        LEASES        LEASES
                                                      ----------    ----------
1999................................................  $  632,855    $1,021,357
2000................................................     298,379       816,338
2001................................................     203,629       763,808
2002................................................      28,618       741,408
2003................................................          --       741,408
Thereafter..........................................          --       247,136
                                                      ----------    ----------
          Total minimum lease payments..............   1,163,481    $4,331,455
                                                                    ==========
Less amount representing interest...................     125,089
                                                      ----------
Present value of minimum lease payments.............   1,038,392
Less current portion................................     554,806
                                                      ----------
Long-term portion...................................  $  483,586
                                                      ==========

     The Company leases its facilities under operating lease agreements that extend through October 2003. Rent expense, net of sublease income, was approximately, $364,000, $322,000, and $301,000 for the years ended June 30, 1998, 1997 and 1996, respectively. Sublease income for the years ended June 30, 1997 and 1996 was $45,000 and $65,000, respectively. There was no sublease income for the year ended June 30, 1998. The Company leases certain equipment under long-term leases, the terms of which qualify as capital leases. Capital lease obligations are collateralized with leased equipment. At June 30, 1998, the Company had an unused equipment lease financing facility of $1,365,000 that expires in July 1999.

     The Company's equipment acquired under capital lease arrangements and related accumulated amortization are as follows:

                                                              JUNE 30,
                                                      ------------------------
                                                         1998          1997
                                                      ----------    ----------
Equipment at cost...................................  $3,792,000    $3,157,000
Less accumulated amortization.......................   2,747,000     1,779,000
                                                      ----------    ----------
                                                      $1,045,000    $1,378,000
                                                      ==========    ==========

                          CARDIAC PATHWAYS CORPORATION

                                 JUNE 30, 1998

     At June 30, 1998, the Company had approximately $322,000 in noncancelable commitments with suppliers to provide components in the normal course of business.

 4. STOCKHOLDERS' EQUITY

  Common Stock

     The Company is authorized to issue 30,000,000 shares of common stock, $.001 par value per share, of which a total of 9,795,974 and 9,523,540 shares were outstanding at June 30, 1998 and 1997, respectively. In June 1996, the Company completed its initial public offering of 2,500,000 shares of common stock, raising net proceeds of approximately $43,137,000. Upon completion of the offering, all of the preferred stock outstanding automatically converted into 5,449,702 shares of common stock.

  Preferred Stock

     The Company is authorized to issue 5,000,000 shares of undesignated preferred stock, $.001 par value per share. Preferred stock may be issued from time to time in one or more series. The Board of Directors is authorized to determine the rights, preferences, privileges, and restrictions granted to and imposed upon any wholly unissued series of preferred stock and to fix the number of shares of any series of preferred stock and the designation of any such series without any vote or action by the Company's stockholders. At June 30, 1998 and 1997, the Company had no shares of preferred stock outstanding.

  Stock Warrants

     The Company has issued warrants to purchase common stock in connection with various financing and lease agreements. The fair value of warrants issued in connection with lease transactions was expensed. The following warrants to purchase common stock were outstanding at June 30, 1998:

                        RESERVED FOR   PRICE PER   AGGREGATE    EXPIRATION
       SHARES             ISSUANCE       SHARE       PRICE         DATE
---------------------   ------------   ---------   ----------   ----------
               35,170      35,170       $ 8.53     $  300,000   July 2009
               19,999      19,999         8.70        173,991   June 2001
               76,972      76,972        13.125     1,010,258   June 2001
               11,000      11,000        15.00        165,000   June 2001

  Stock Option Plans

     In July 1991, the Board of Directors of the Company approved the Company's 1991 Stock Option Plan (the "Plan"). The Plan provides for the issuance of incentive and nonstatutory options to employees, officers, and consultants of the Company to acquire common stock of the Company. The Plan, as amended, provides for the granting of options for up to 2,267,030 shares of common stock of the Company. The exercise price of incentive stock options granted under the Plan may not be less than 100% (110% in the case of any options granted to a person who owns more than 10% of the total combined voting power of all classes of stock of the Company) of the fair market value of the common stock subject to the option on the date of grant. Options granted under the Plan generally become exercisable over a four-year period and generally expire ten years from the date of grant. Expired options become available under the Plan. At June 30, 1998, a total of 1,303,669 shares of common stock have been reserved for issuance under the Plan (see Note 13).

     During fiscal 1998, one officer of the Company was granted a nonstatutory option outside of the Plan, to purchase 43,683 shares of the Company's Common Stock at an exercise of $6.75 per share. The option was subject to the same vesting schedule as that of the Plan.

                          CARDIAC PATHWAYS CORPORATION

                                 JUNE 30, 1998

     In September 1996 and April 1997, the Board of Directors authorized the exchange of certain stock option grants at the then fair market values of the Company's common stock. These exchanges were voluntary and open to all employees holding options subsequent to certain dates. In September 1996, options to purchase 28,651 shares of common stock at prices ranging from $12.75 to $15.00 per share were exchanged for options to purchase a like number of shares at $12.00 per share. Under the September 1996 exchange, all previous vesting of the related options was forfeited. In April 1997, options to purchase 154,628 shares of common stock at prices ranging from $8.50 to $17.00 per share were exchanged for options to purchase a like number of shares at $6.63 per share. Vesting terms were not modified under the April 1997 exchange, however, no vested options related to the exchange were exercisable for a period of 180 days following the exchange.

     During the years ended June 30, 1997 and 1996, the Company recorded deferred compensation of approximately $856,000 and $192,000, respectively, representing the difference between the grant price and the fair value of the Company's common stock for certain options granted during those years. The deferred compensation is amortized over the period for which the related stock options become exercisable, which is generally four years. Amortization of deferred compensation was approximately $262,000, $244,000 and $36,000 for the years ended June 30, 1998, 1997 and 1996, respectively.

     In April 1996, the Company adopted the 1996 Director Option Plan (the "Director Plan"). The Director Plan provides for the granting of options for up to 40,000 shares of common stock of the Company. The option grants under the Director Plan are automatic and non-discretionary, and the exercise price of the options is 100% of the fair market value of the common stock on the grant date. The Director Plan provides for an initial grant of options to purchase 13,000 shares of common stock to each new non-employee director. In addition, each non-employee director will automatically be granted an option to purchase 700 shares of common stock annually. Options granted under the Director Plan become exercisable over a four-year period and expire ten years from the date of grant. At June 30, 1998, total of 40,000 shares of common stock has been reserved for issuance under the Director Plan.

     The fair value of option grants related to the above plans is estimated on the date of grant using the Black-Scholes pricing model with the following assumptions for the years ended June 30, 1998, 1997 and 1996:

                                                     JUNE 30,
                                     -----------------------------------------
                                        1998           1997           1996
                                     -----------    -----------    -----------
Risk-free interest rate............  5.75%          6.02%          6.02%
Expected life......................  3.73 years     3.49 years     3.49 years
Expected volatility................  76.20%         72.62%         72.62%
Dividend yield.....................  --             --             --

                          CARDIAC PATHWAYS CORPORATION

                                 JUNE 30, 1998

     The following is a summary of activity under the stock option plans:

                                                      YEAR ENDED JUNE 30,
                            -----------------------------------------------------------------------
                                    1998                     1997                     1996
                            ---------------------    ---------------------    ---------------------
                                         WEIGHTED                 WEIGHTED                 WEIGHTED
                                         AVERAGE                  AVERAGE                  AVERAGE
                                         EXERCISE                 EXERCISE                 EXERCISE
      STOCK OPTIONS          SHARES       PRICE       SHARES       PRICE       SHARES       PRICE
      -------------         ---------    --------    ---------    --------    ---------    --------
Outstanding at July 1.....  1,027,762     $3.52      1,045,172     $1.91      1,093,884     $0.85
  Granted.................    466,687     $7.75        615,917     $8.16        379,408     $4.52
  Exercised...............   (208,881)    $1.08       (216,642)    $1.41       (384,446)    $1.49
  Canceled................    (72,874)    $6.93       (416,685)    $7.43        (43,674)    $1.96
                            ---------                ---------                ---------
Outstanding at June 30....  1,212,694     $5.46      1,027,762     $3.52      1,045,172     $1.91
                            =========                =========                =========
Exercisable at June 30....    532,043     $3.13        454,390     $1.12        400,194     $0.94
Weighted average fair
  value
  of options granted......                $4.42                    $4.70                    $2.22
Shares available for
  grant...................    130,975                  124,788                  304,020

     The following table summarizes information for outstanding and exercisable options at June 30, 1998:

                                      OPTIONS OUTSTANDING                       OPTIONS EXERCISABLE
                       -------------------------------------------------   ------------------------------
                                     WEIGHTED AVERAGE
      RANGE OF           NUMBER         REMAINING       WEIGHTED AVERAGE     NUMBER      WEIGHTED AVERAGE
   EXERCISE PRICES     OUTSTANDING   CONTRACTUAL LIFE    EXERCISE PRICE    OUTSTANDING    EXERCISE PRICE
   ---------------     -----------   ----------------   ----------------   -----------   ----------------
   $0.23 - $ 1.50         382,643          5.88              $ 1.13          349,063          $ 1.10
   $2.25 - $ 6.63         385,068          8.52              $ 6.39          143,441          $ 6.32
   $6.75 - $ 8.50         382,694          9.51              $ 7.78           29,429          $ 8.08
   $8.63 - $15.00          62,289          8.89              $10.33           10,110          $13.45
---------------------   ---------          ----              ------          -------          ------
   $ .23 - $15.00       1,212,694          8.07              $ 5.46          532,043          $ 3.13

  Employee Stock Purchase Plan

     In April 1996, the Company adopted the 1996 Employee Stock Purchase Plan (the "Purchase Plan"). The Purchase Plan, as amended, provides for the purchase by employees of up to 123,000 shares of the Company's common stock. The Purchase Plan provides for consecutive, overlapping 24-month offering periods. Each offering period consists of four semi-annual purchase periods and is designed to allow eligible employees to purchase common stock through payroll deductions at a price equal to 85% of the lesser of the fair market value of the Company's common stock on the first day of the applicable offering period or the last day of the respective purchase period. During the years ended June 30, 1998 and 1997, a total of 63,553 and 37,566 shares were purchased, respectively, under the Purchase Plan at prices ranging from $5.31 to $9.35 per share. There were no shares purchased during the year ended June 30, 1996. At June 30, 1998, there were 21,881 shares reserved for issuance under the Purchase Plan (see Note 13).

                          CARDIAC PATHWAYS CORPORATION

                                 JUNE 30, 1998

     The estimated fair value of purchase rights under the Company's Employee Stock Purchase Plan is determined using the Black-Scholes pricing model with the following assumptions for the years ended June 30, 1998 and 1997:

                                                              JUNE 30,
                                                        --------------------
                                                          1998        1997
                                                        --------    --------
Risk-free interest rate...............................  5.54%       5.41%
Expected life.........................................  6 months    6 months
Expected volatility...................................  76.20%      72.62%
Dividend yield........................................  --          --

     For the years ended June 30, 1998 and 1997, the weighted average fair value of purchase rights under the plan was $2.78 and $3.87, respectively.

  Pro Forma Compensation Expense

     The Company has adopted the disclosure-only provisions of FAS 123, and accordingly, no compensation expense has been recorded for stock awards based on the fair value method for the years ended June 30, 1998, 1997 and 1996. Had compensation expense for the Company's stock plans been determined based on the fair value methodology, the Company's net loss and net loss per share would have been reported as the following pro forma amounts:

                                                YEAR ENDED JUNE 30,
                                    -------------------------------------------
                                        1998            1997           1996
                                    ------------    ------------    -----------
Net loss -- as reported...........  $(17,498,797)   $(12,865,594)   $(9,369,164)
Net loss -- pro forma.............  $(19,094,636)   $(14,094,538)   $(9,636,827)
Net loss per share -- as
  reported........................  $      (1.81)   $      (1.37)   $     (6.36)
Net loss per share -- pro forma...  $      (1.98)   $      (1.50)   $     (6.55)

     The above pro forma effects on the results of operations may not be representative of the effects for future years as option grants typically vest over several years and additional options are generally granted each year. Furthermore, as FAS 123 applies only to options granted after July 1, 1995, the pro forma effect will not be fully reflected until the year ended June 30, 1999.

  Stockholder Rights Plan

     In April 1997, the Board of Directors approved a stockholder rights plan and declared a dividend of one preferred share purchase right (a "Right") for each outstanding share of common stock of the Company to holders of record as of April 30, 1997. Each Right will entitle stockholders to purchase 1/1000 of a share of Series A participating preferred stock of the Company (a newly designated series of preferred stock for which each 1/1000 of a share has economic attributes and voting rights equivalent to those of one share of the Company's common stock) at an exercise price of $125. The Rights only become exercisable in certain limited circumstances involving acquisitions of or tender offers for 15% or more of the Company's capital stock by another person or group of persons. For a limited period of time after the announcement of any such acquisition or offer, the Rights are redeemable at a price of $.01 per Right. After becoming exercisable, each Right entitles its holder to purchase for $125 an amount of common stock of the Company, or in certain circumstances, securities of the acquirer, having a then current market value equal to two times the exercise price of the Right. The Rights expire on April 21, 2007.

                          CARDIAC PATHWAYS CORPORATION

                                 JUNE 30, 1998

 5. INCOME TAXES

     Due to operating losses and the inability to recognize an income tax benefit therefrom, there was no provision for income taxes for the years ended June 30, 1998, 1997 and 1996.

     As of June 30, 1998, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $55,600,000 and $11,900,000, respectively. In addition, the Company had research credit carryforwards of approximately $3,300,000. The net operating loss and credit carryforwards described above will expire at various dates beginning in the years 1998 through 2013, if not utilized. Utilization of the net operating losses and credits may be subject to a substantial annual limitation due to the ownership change provisions of the Internal Revenue Code of 1986. The annual limitation may result in the expiration of net operating losses and credits before utilization. The deferred tax asset for capitalized research costs relates to certain research and development project costs that were capitalized for California state tax purposes. These costs were not capitalized on the balance sheet.

     Deferred income taxes reflect the net effects of tax carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets were as follows:

                                                            JUNE 30,
                                                  ----------------------------
                                                      1998            1997
                                                  ------------    ------------
Net operating loss carryforwards................  $ 19,300,000    $ 13,400,000
Capitalized research costs......................     2,100,000       1,400,000
Research credit carryforwards...................     2,900,000       2,000,000
Deferred revenue................................     1,200,000       1,100,000
Other...........................................     1,100,000         800,000
                                                  ------------    ------------
  Subtotal......................................    26,600,000      18,700,000
Valuation allowance.............................   (26,600,000)    (18,700,000)
                                                  ------------    ------------
          Total deferred tax asset..............  $         --    $         --
                                                  ============    ============

     The increase in the valuation allowance was approximately $7,900,000 and $5,800,000 for years ended June 30, 1998 and 1997, respectively.

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

                          CARDIAC PATHWAYS CORPORATION

                                 JUNE 30, 1998

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

7. SUPPLEMENTAL CASH FLOW INFORMATION

                                               1998         1997        1996
                                            ----------    --------    --------
Capital lease obligations incurred to
  acquire equipment.......................  $  635,085    $823,885    $176,818
Issuance of note receivable in connection
  with stock option exercise..............  $       --    $     --    $385,000
Cash paid for interest....................  $1,672,205    $143,887    $149,193

 8. NOTES RECEIVABLE

     In March 1996, the Company entered into an employment agreement with an officer of the Company pursuant to which it loaned $385,000 to the officer at an annual interest rate of 5.88%. The proceeds of the loan were used to exercise a stock option granted to this officer in January 1996. The loan is due upon the sale of the shares, or any portion thereof, underlying the option up to an amount equal to fifty percent (50%) of the proceeds from such sale. The outstanding balance of the note and accrued interest is due and payable on the earlier of the termination of the officer's employment, or January 2001. In December 1996, the Company loaned $197,450 to the officer at an annual interest rate of 6.40% pursuant to the same employment agreement. The proceeds of the loan were used to pay certain federal and state income taxes related to the above stock option exercise. The loan is due upon the sale of the shares, or any portion thereof, underlying the option up to an amount equal to fifty percent (50%) of the proceeds from such sale. The outstanding balance of the note and accrued interest is due and payable on the earlier of the termination of the officer's employment, or December 2001. In January 1998, the officer repaid to the Company a portion of the $197,450 note, the outstanding balance of which was $164,950 at June 30, 1998. In August 1998, the officer resigned from the Company and became a consultant to the Company pursuant to a consulting agreement. The terms of the consulting agreement provide for a six-month extension of time related to the repayment provisions of both notes.

     The Company has made loans to employees and an officer in connection with their relocation to the Company's geographic area. The aggregate outstanding balance of these loans was $93,000 at June 30, 1998. These full recourse notes, which are unsecured, may be forgiven at the end of four years and are charged to expense in some circumstances. In addition, the Company has made full recourse unsecured loans to a director of the Company in the aggregate amount of $55,000 at June 30, 1998 in connection with the purchase of the Company's stock and certain federal and state income tax obligations arising therefrom.

 9. RELATIONSHIP WITH ARROW INTERNATIONAL, INC.

     The Company entered into an agreement with Arrow International, Inc. (Arrow) whereby the Company sold an aggregate of 606,667 shares of Series F preferred stock (which automatically converted to common stock upon the closing of the Company's initial public offering in June 1996) at $15.00 per share in June 1995 and December 1995 for an aggregate purchase price of approximately $9,100,000. In addition, Arrow acquired distribution and manufacturing rights related to certain of the Company's diagnostic catheter products and the Company received a $3,000,000 prepaid royalty from Arrow in December 1995. This amount was recorded as

                          CARDIAC PATHWAYS CORPORATION

                                 JUNE 30, 1998

deferred royalty income and will be amortized to income as the catheter products are manufactured and sold by Arrow. The royalty rate is 5% of the sales price of the related products. For the years ended June 30, 1998 and 1997, the Company recorded royalty income of approximately $20,000 and $50,000, respectively. There was no royalty income recorded during the year ended June 30, 1996.

10. INDUSTRY SEGMENT, CUSTOMER AND GEOGRAPHIC INFORMATION

     The Company operates in a single industry segment with principal manufacturing and distribution operations located in the United States. The Company also operates limited sales and distribution activities through its European subsidiaries, Cardiac Pathways B.V. in The Netherlands, Cardiac Pathways G.m.b.H. in Germany and Cardiac Pathways S.A. in Switzerland (see note
13).

     Net sales primarily consist of product sales to three significant distributors located in the United States, Japan and Europe. The relative percentage of net sales for these specific distributors is summarized as follows:

                                                        YEAR ENDED JUNE 30,
                                                      ------------------------
                                                      1998      1997      1996
                                                      ----      ----      ----
Distributor A.......................................   80%       66%       54%
Distributor B.......................................    5%       17%       33%
Distributor C.......................................    3%       13%       13%

     All export and other foreign sales are denominated in U.S. dollars. The following table summarizes net sales including export and other foreign sales to unaffiliated customers by geographic region:

                                                  YEAR ENDED JUNE 30,
                                         --------------------------------------
                                            1998          1997          1996
                                         ----------    ----------    ----------
United States..........................  $  321,491    $  407,377    $  559,723
Japan..................................   1,924,538     1,593,521       908,529
Europe.................................     173,787       407,875       215,855
                                         ----------    ----------    ----------
                                         $2,419,816    $2,408,773    $1,684,107
                                         ==========    ==========    ==========

                          CARDIAC PATHWAYS CORPORATION

                                 JUNE 30, 1998

     The following table presents information about the Company's operations located in certain geographical areas:

      YEAR ENDED JUNE 30,            U.S.         EUROPE     ELIMINATIONS    CONSOLIDATED
-------------------------------  ------------    --------    ------------    ------------
1998
Sales to unaffiliated
  customers....................  $  2,057,193    $362,623     $      --      $  2,419,816
Transfers between geographic
  areas........................       220,576          --      (220,576)               --
                                 ------------    --------     ---------      ------------
          Total revenue........  $  2,277,769    $362,623     $(220,576)     $  2,419,816
                                 ============    ========     =========      ============
Operating income (loss)........  $(18,845,430)   $ 18,391     $ (25,964)     $(18,853,003)
Other income...................                                                 1,354,206
                                                                             ------------
Net loss.......................                                              $(17,498,797)
                                                                             ============
Identifiable assets............  $ 30,919,990    $107,081     $ (92,494)     $ 30,934,577
                                 ============    ========     =========      ============
1997
Sales to unaffiliated
  customers....................  $  2,023,798    $384,975     $      --      $  2,408,773
Transfers between geographic
  areas........................       450,669          --      (450,669)               --
                                 ------------    --------     ---------      ------------
          Total revenue........  $  2,474,467    $384,975     $(450,669)     $  2,408,773
                                 ============    ========     =========      ============
Operating income (loss)........  $(14,928,670)   $  5,227     $ (78,730)     $(15,002,173)
Other income...................                                                 2,136,579
                                                                             ------------
Net loss.......................                                              $(12,865,594)
                                                                             ============
Identifiable assets............  $ 46,620,699    $179,815     $(145,260)     $ 46,655,254
                                 ============    ========     =========      ============
1996
Sales to unaffiliated
  customers....................  $  1,317,752    $366,355     $      --      $  1,684,107
Transfers between geographic
  areas........................       263,370          --      (263,370)               --
                                 ------------    --------     ---------      ------------
          Total revenue........  $  1,581,122    $366,355     $(263,370)     $  1,684,107
                                 ============    ========     =========      ============
Operating income (loss)........  $ (9,535,431)   $ 10,927     $      --      $ (9,524,504)
Other income...................                                                   155,340
                                                                             ------------
Net loss.......................                                              $ (9,369,164)
                                                                             ============
Identifiable assets............  $ 57,214,612    $ 57,142     $ (83,860)     $ 57,187,894
                                 ============    ========     =========      ============

11. RELATED PARTY TRANSACTIONS

     During the year ended June 30, 1998, the Company sold approximately $50,000 of research equipment to Conway-Stuart Medical, Inc. ("Conway-Stuart"), a medical device company. Proceeds from the sale of equipment were recorded in other income. There is one director and one officer who is also a director of the Company who has a direct financial interest in Conway-Stuart.

     During the years ended June 30, 1997 and 1996, the Company entered into certain transactions (described below) with Somnus Medical Technologies, Inc. ("Somnus"). There is one officer who is also a director of the Company who has a direct financial interest in Somnus. The Company had a sublease agreement with Somnus for approximately 6,900 square feet. In addition, the Company had a shared services and equipment rental agreement whereby the Company would provide, at the request of Somnus, certain facilities and administrative support services, and would rent certain office furniture and equipment to Somnus on a month-to-month basis. Both agreements terminated on March 31, 1997. For the years ended June 30, 1997 and 1996, the Company recorded rental and related income under the agreements of $96,000 and $22,000, respectively.

                          CARDIAC PATHWAYS CORPORATION

                                 JUNE 30, 1998

12. EMPLOYEE BENEFIT PLAN

     The Company has an employee 401(k) salary deferral plan that allows voluntary contributions by all full-time employees. Eligible employees may contribute from 1% to 15% of their respective compensation, subject to statutory limitations, and the Company may match a percentage of employee contributions at the discretion of the Board of Directors. The Company made matching contributions to certain eligible employees in the plan of approximately $38,000, $27,000 and $4,500 for the years ended June 30, 1998, 1997 and 1996, respectively.

13. SUBSEQUENT EVENTS (UNAUDITED)

     In August 1998, the Board of Directors of the Company approved the termination of the open offering periods for the 1996 Employee Stock Purchase Plan effective as of the next purchase date and the termination of any future offering periods under the 1996 Employee Stock Purchase Plan. In August 1998, the Company's Board of Directors approved the adoption of the Cardiac Pathways Corporation 1998 Employee Stock Purchase Plan and the initial reservation of 100,000 shares of Common Stock under the Plan. The 1998 Employee Stock Purchase Plan provides for an annual increase, commencing in 1999, in the number of Common Stock shares reserved for issuance equal to the lesser of 200,000 shares or 1.5% of the Company's outstanding Common Stock. The adoption of the 1998 Employee Stock Purchase Plan is subject to stockholder approval.

     In August 1998, the Board of Directors of the Company approved the adoption the Cardiac Pathways Corporation 1998 Nonstatutory Stock Option Plan under which 400,000 shares of Common Stock were reserved for issuance.

     In September 1998, the Company dissolved its Swiss subsidiary, Cardiac Pathways S.A. Total revenues, operating income and identifiable assets of Cardiac Pathways S.A. were immaterial to the fiscal 1998 consolidated financial statements. Furthermore, the expenses incurred in connection with the dissolution were insignificant.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                                                ADDITIONS
                                 BALANCE AT     CHARGED TO                  BALANCE AT
                                BEGINNING OF    COSTS AND                     END OF
         DESCRIPTIONS              PERIOD        EXPENSES     DEDUCTIONS      PERIOD
         ------------           ------------    ----------    ----------    ----------
Allowance for Doubtful
  Accounts:
  June 30, 1996...............     $9,500         $2,000       $(2,000)       $9,500
  June 30, 1997...............      9,500             --            --         9,500
  June 30, 1998...............      9,500          7,000            --        16,500

                                 EXHIBIT INDEX

  EXHIBIT
   NUMBER                              DESCRIPTION
------------                           -----------
   3.1(1)      Restated Certificate of Incorporation of the Registrant.
   3.2(1)      Bylaws of Registrant.
   4.1(2)      Preferred Share Rights Agreement, dated April 22, 1997
               between the Registrant and Norwest Bank Minnesota, N.A.
  10.1(1)      Form of Indemnification Agreement between the Registrant and each of its directors and officers.
  10.2(3)      1991 Stock Plan and form of Stock Option Agreement
               thereunder.
  10.3(3)      1996 Director Option Plan and form of Director Stock Option
               Agreement thereunder.
  10.4(3)      1996 Employee Stock Purchase Plan and forms of agreement
               thereunder.
  10.5+(1)     OEM Agreement between Registrant and Liebel-Flarsheim
               Company dated June 22, 1994.
  10.6+(1)     License Agreement between Registrant and BSI Corporation
               dated October 21, 1994.
  10.7(1)      Loan Agreement between the Registrant and Dideco S.p.A.
               dated June 23, 1994, as amended by Amendment to Loan
               Agreement dated June 22, 1995 and Amendment No. 2 to Loan
               Agreement dated April 10, 1996.
  10.7.1       Distributor Termination Agreement between the Registrant and
               Dideco S.p.A. dated May 26, 1998.
  10.8+(1)     Exclusive License Agreement dated May 24, 1995.
  10.9(1)      Manufacturing and Supply Agreement between the Registrant
               and Arrow International Inc. dated March 8, 1995.
  10.10(1)     Exclusive International Distributor Agreement between the
               Registrant and Arrow International dated March 8, 1995.
  10.11(1)     Lease dated June 25, 1993 between the Registrant and Brock
               Properties.
  10.11.1(4)   Lease Modification Agreement effective as of February 24,
               1998 between the Registrant And Brock Properties.
  10.12(1)     Master Lease Agreement dated December 1, 1993 between the
               Registrant and Linc Capital Management Services, Ltd., as
               amended.
  10.12.1(5)   Amendment No. 5 to Master Lease Agreement dated December 1,
               1993 between the Registrant and Linc Capital Management
               Services, Ltd.
  10.13(1)     Shareholder Rights Agreement, as amended to date, dated June
               13, 1995, between the Registrant and certain holders of the
               Company's securities.
  10.14(1)     Consulting Agreement dated June 1, 1995 between the
               Registrant and Mir Imran.
  10.15        1998 Employee Stock Purchase Plan.
  10.16        Loan and Security Agreement dated May 15, 1998 between the
               Registrant and Silicon Valley Bank.
  10.17        Lease Agreement dated April 27, 1998 between the Registrant and Lincoln Property Company Management Services, Inc. for
               the premises located at 824 W. California Ave., Sunnyvale,
               California 94086.
  10.18        Agreement dated April 18, 1996 between the Registrant and
               Earle Canty.
  10.18.1      Amendment No. 1 to Agreement dated April 18, 1996 between
               the Registrant and Earle Canty.
  10.19        Promissory Note dated April 18, 1996 between the Registrant and Earle Canty.

  EXHIBIT
   NUMBER                              DESCRIPTION
------------                           -----------
  10.19.1      Amendment No. 1 dated August 31, 1998 to Loan Agreement
               dated April 18, 1996 between the Registrant and Earle Canty.
  10.20        Promissory Note dated December 23, 1996 between the
               Registrant and Earle Canty.
  10.20.1      Amendment No. 1 dated August 31, 1998 to Loan Agreement
               dated December 23, 1996 between the Registrant and Earle
               Canty.
  10.21        Consulting Agreement dated September 1, 1998 between
               Registrant and Earle Canty.
  10.22        1998 Nonstatutory Option Plan and form of agreement
               thereunder.
  22.1         Subsidiaries of Registrant.
  23.1         Consent of Ernst & Young LLP, Independent Auditors.
  24.1         Power of Attorney (see page 53).
  27.1         Financial Data Schedule.

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

(3) Incorporated by reference to exhibits filed with the Registrant's Registration Statement on Form S-8 (Reg. No. 333-38049) as declared effective by the Commission on October 16, 1997.

(4) Incorporated by reference to exhibits filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.

(5) Incorporated by reference to exhibits filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.