Form 10-Q
period 1998-09-30
CARDIAC PATHWAYS CORP
filed 1998-11-06
CIK 1012367

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549

                 -----------------------------------------------

                                    FORM 10-Q

     [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended September 30, 1998.

                                       or

         [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from__________to_______________.

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

As of November 6, 1998 there were 9,869,983 shares of the Registrant's Common Stock outstanding.

                          CARDIAC PATHWAYS CORPORATION

                                      INDEX

PART I.          FINANCIAL INFORMATION                                          PAGE NO.
Item 1.          Financial  Statements and Notes (Unaudited)
                 Consolidated Balance Sheets as of September 30, 1998 and
                 June 30, 1998...............................................      3

                 Consolidated Statements of Operations for the three
                 months ended September 30, 1998 and 1997....................      4

                 Consolidated Statements of Cash Flows for the three
                 months ended September 30, 1998 and 1997....................      5

                 Notes to Consolidated Financial Statements..................      6

Item 2.          Management's Discussion and Analysis of Financial
                 Condition and Results of Operations.........................      9

Item 3.          Quantitative and Qualitative Disclosures about
                 Market Risk.................................................      27

PART II.         OTHER INFORMATION

Item 2.          Changes in Securities and Use of Proceeds...................      28

Item 6.          Exhibits and Reports on Form 8-K............................      28

SIGNATURES...................................................................      29

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND NOTES


                          CARDIAC PATHWAYS CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)


                                                                                  September 30,             June 30,
                                                                                      1998                  1998 (1)
                                                                                   ------------           ------------
                                     ASSETS

Current assets:

   Cash and cash equivalents                                                       $  4,196,530           $  7,268,877
   Short-term investments                                                            14,894,614             17,248,500
   Accounts receivable, net of allowance for doubtful accounts
      of $16,500 at September 30, 1998 and June 30, 1998                                874,827                523,455
   Inventories                                                                          800,613                668,042
   Prepaid expenses                                                                     401,519                317,549
   Other current assets                                                                 351,085                526,193
                                                                                   ------------           ------------
             Total current assets                                                    21,519,188             26,552,616
Property and equipment, net                                                           4,130,997              3,632,488
Notes receivable from related parties                                                   256,239                260,477
Deposits and other assets                                                               424,809                488,996
                                                                                   ------------           ------------
                                                                                   $ 26,331,233           $ 30,934,577
                                                                                   ============           ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

  Accounts payable                                                                 $    996,276           $  1,079,772
  Accrued compensation and related benefits                                             655,434                601,307
  Accrued clinical expenses                                                           1,058,342              1,144,556
  Other accrued expenses                                                                607,117                654,670
  Current obligations under capital leases                                              543,145                554,806
  Current portion of long-term debt                                                     666,667                166,667
                                                                                   ------------           ------------
           Total current liabilities                                                  4,526,981              4,201,778
Long-term obligations under capital leases                                              466,428                483,586
Deferred royalty income                                                               2,855,862              2,930,862
Long-term debt, less current portion                                                  5,333,333              5,833,333
Commitments
Stockholders' equity:

   Preferred stock, $.001 par value; 5,000,000 shares authorized and none
        issued and outstanding at September 30, 1998 and June 30, 1998                       --                     --

   Common stock, $.001 par value; 30,000,000 shares authorized; 9,869,983 shares issued and outstanding at September 30, 1998 and 9,795,974
       at June 30, 1998                                                                   9,870                  9,796
   Additional paid-in capital                                                        79,882,699             79,783,779
   Receivables from stockholders                                                       (385,000)              (385,000)
   Accumulated deficit                                                              (66,040,550)           (61,417,629)
   Deferred compensation                                                               (318,390)              (505,928)
                                                                                   ------------           ------------
           Total stockholders' equity                                                13,148,629             17,485,018
                                                                                   ------------           ------------
                                                                                   $ 26,331,233           $ 30,934,577
                                                                                   ============           ============


(1) Derived from the Company's audited consolidated balance sheet as of June 30, 1998.



                See notes to consolidated financial statements.

                          CARDIAC PATHWAYS CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                           Three months ended
                                                              September 30,
                                                    ---------------------------------
                                                        1998                  1997
                                                    -----------           -----------
Net sales                                           $ 1,137,406           $   561,787
Cost of goods sold                                    1,069,440               649,926
                                                    -----------           -----------
   Gross margin (deficit)                                67,966               (88,139)
Operating expenses:
   Research and development                           3,419,727             3,496,614
   Selling, general and administrative                1,402,337               863,995
                                                    -----------           -----------
           Total operating expenses                   4,822,064             4,360,609
                                                    -----------           -----------
Loss from operations                                 (4,754,098)           (4,448,748)
Other income (expense):
   Interest income                                      293,492               557,441
   Interest expense                                    (174,430)             (187,338)
   Other, net                                            12,115                11,894
                                                    -----------           -----------
           Total other income (expense)                 131,177               381,997
                                                    -----------           -----------
Net loss                                            ($4,622,921)          ($4,066,751)
                                                    ===========           ===========

Net loss per share - basic and diluted              $     (0.47)          $     (0.43)
                                                    ===========           ===========

Shares used in computing
    net loss per share - basic and diluted            9,845,000             9,528,000
                                                    ===========           ===========



                See notes to consolidated financial statements.

                          CARDIAC PATHWAYS CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                       Three months ended
                                                                           September 30,
                                                                -----------------------------------
                                                                   1998                   1997
                                                                ------------           ------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                                                        $ (4,622,921)          $ (4,066,751)
Adjustments to reconcile net loss to net cash
   used in operating activities:

   Depreciation and amortization                                     320,220                315,237
   Amortization of deferred royalty income                           (75,000)                (7,167)
   Amortization of deferred compensation                              53,132                 66,888
   Issuance of common stock warrants                                      --                 60,351
   Issuance of nonqualified stock options for services                    --                 46,963
Changes in operating assets and liabilities:

   Accounts receivable                                              (351,372)              (117,559)
   Inventories                                                      (132,571)                 6,846
   Prepaid expenses                                                  (83,970)                58,482
   Other current assets                                              175,108                 87,155
   Accounts payable                                                  (83,496)              (368,702)
   Accrued compensation and related benefits                          54,127                147,662
   Accrued clinical expenses                                         (86,214)                67,449
   Other accrued expenses                                            (47,553)              (150,734)
   Interest payable                                                       --                 97,750
                                                                ------------           ------------
Net cash used in operating activities                             (4,880,510)            (3,756,130)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of short-term investments                               (4,596,114)            (8,160,108)
Maturities and sales of short-term investments                     6,950,000             15,355,200
Purchases of property and equipment, net                            (695,856)              (253,726)
Decrease in notes receivable                                           4,238                 76,786
(Increase) decrease in deposits and other assets                      64,187                (10,176)
                                                                ------------           ------------
Net cash provided by (used in) investing activities                1,726,455              7,007,976
CASH FLOWS FROM FINANCING ACTIVITIES

Principal payments under capital lease obligations                  (151,692)              (241,972)
Proceeds from issuance of common stock                               233,400                  9,872
                                                                ------------           ------------
Net cash provided by (used in) financing activities                   81,708               (232,100)
                                                                ------------           ------------
Net increase (decrease) in cash and cash equivalents              (3,072,347)             3,019,746
   Cash and cash equivalents at beginning of period                7,268,877              5,091,426
                                                                ------------           ------------
   Cash and cash equivalents at end of period                   $  4,196,530           $  8,111,172
                                                                ============           ============



                See notes to consolidated financial statements.

                          CARDIAC PATHWAYS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                                   (UNAUDITED)

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

         The operating results for the three-month period ended September 30, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 1999. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1998.

2. SHORT-TERM INVESTMENTS

         At September 30, 1998 and June 30, 1998, all short-term investments were classified as held-to-maturity and available-for-sale. The amortized cost of held-to-maturity securities is adjusted for the amortization of premiums and the accretion of discounts to maturity. Such amortization of premiums and accretion of discounts are included in interest income. At September 30, 1998 and June 30, 1998, these securities were valued at amortized cost, which approximates fair value. Available-for-sale securities are carried at fair value with unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity. To date, the Company has not experienced any significant unrealized gains or losses on available-for-sale securities and, accordingly, no adjustments have been made to stockholders' equity.

         The following is a summary of held-to-maturity and available-for-sale securities at cost, which approximates fair value:

                                                    SEPTEMBER 30,         JUNE 30,
DESCRIPTION                                            1998                 1998
                                                    -----------          -----------
Held-to-maturity:

    U.S. government agency                          $ 1,998,802          $ 2,996,886
    U.S. corporate obligations                       11,295,576           10,751,614

Available-for-sale:

    Auction rate preferred stock                      3,100,000            3,500,000
                                                    -----------          -----------
                                                     16,394,378           17,248,500
Amounts classified as cash equivalents                1,499,764                   --
                                                    -----------          -----------

Amounts included in short-term investments          $14,894,614          $17,248,500
                                                    ===========          ===========

         There were no realized gains or losses for the three-month periods ending September 30, 1998 and 1997. The cost of securities sold is based on the specific identification method. Held-to-maturity securities at September 30, 1998 mature at various dates through October 1999.

3. CONSOLIDATED BALANCE SHEET COMPONENTS

         Certain balance sheet components are as follows:

                             SEPTEMBER 30,       JUNE 30,
                                1998              1998
                              --------          --------
Inventories:

     Raw materials            $511,018          $432,867
     Work-in-process           159,206           123,052
     Finished goods            130,389           112,123
                              --------          --------

                              $800,613          $668,042
                              ========          ========


                                               SEPTEMBER 30,        JUNE 30,
                                                  1998                1998
                                                ----------          ----------
Property and equipment:

     Equipment                                  $6,028,501          $5,626,967
     Leasehold improvements                        387,361             348,610
     Equipment-in-process                        1,898,186           1,523,411
                                                ----------          ----------
                                                 8,314,048           7,498,988
     Less accumulated depreciation and
     amortization                                4,183,051           3,866,500
                                                ----------          ----------
                                                $4,130,997          $3,632,488
                                                ==========          ==========

4. STOCK PLANS

         In August 1998, the Board of Directors of the Company approved the termination of the open offering periods for the 1996 Employee Stock Purchase Plan effective as of October 31, 1998 and the termination of any future offering periods under the 1996 Employee Stock Purchase Plan. In August 1998, the Company's Board of Directors approved the adoption of the Cardiac Pathways Corporation 1998 Employee Stock Purchase Plan and the initial reservation of 100,000 shares of Common Stock under the Plan. The 1998 Employee Stock Purchase Plan provides for an annual increase, commencing as of July 1, 1999, in the number of Common Stock shares reserved for issuance equal to the lesser of 200,000 shares or 1.5% of the Company's outstanding Common Stock. The adoption of the 1998 Employee Stock Purchase Plan is subject to stockholder approval.

         In August 1998, the Board of Directors of the Company approved the adoption of the Cardiac Pathways Corporation 1998 Nonstatutory Stock Option Plan under which 400,000 shares of Common Stock were reserved for issuance.

         In October 1998, the Board of Directors of the Company approved the amendment of the 1991 Stock Plan and 1996 Director Option Plan to increase the number of shares reserved for issuance by 300,000 and 20,000 shares, respectively.

5. RECENT PRONOUNCEMENTS

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors that include, but are not limited to, the risks discussed in "Factors That May Impact Future Operations" as well as those discussed in the following "Overview" section. These forward looking-statements include (i) the Statements in the "Overview" section including the statement in the first paragraph relating to expectations of operating losses, the statement in the second paragraph relating to anticipated filing and approval time periods for premarket approval applications and the commercialization of products that have received Food and Drug Administration ("FDA") manufacturing approval, the statements in the third paragraph related to the manufacturing, marketing, and distribution of the Company's products; (ii) the statements in "Results of Operations" including statements in the last sentence of "Cost of Goods Sold," the statements in the last sentence of each of the "Research and Development" and "Selling, General and Administrative" paragraphs; and (iii) the statements in the "Liquidity and Capital Resources" section including the statements regarding future capital expenditures in the third paragraph, the Company's forecast of the period of time through which its financial resources will be adequate to support its operations in the sixth paragraph and the statements in the seventh paragraph regarding potential sources of additional capital resources.

OVERVIEW

    The Company was founded in April 1991, operates in a single industry segment, and has engaged primarily in researching, developing, testing and obtaining regulatory clearances for its products. The Company has experienced significant operating losses since inception and as of September 30, 1998 had an accumulated deficit of approximately $66.0 million. The Company has generated only limited revenues from sales of Radii supraventricular tachycardia mapping and ablation catheters, Trio/Ensemble diagnostic catheters, Chilli cooled ablation catheters, certain mapping baskets, Radiofrequency Generator Systems and Arrhythmia Mapping Systems. The Company expects its operating losses to continue through at least the end of calendar 2000 as it continues to expend substantial funds for clinical trials to support its efforts to obtain regulatory approvals for its products, expand its research and development activities, establish commercial-scale manufacturing capabilities and expand its sales and marketing activities.

    The Company believes that its Ventricular Tachycardia Ablation System, Arrhythmia Mapping Systems and Atrial Fibrillation Ablation System and their component catheters and equipment are currently the Company's only significant potential products. The Atrial Fibrillation Ablation System is also being developed for use in treating atrial flutter. The FDA granted clearance pursuant to Section 510(k) ("510(k) clearance") of the Food, Drug and Cosmetics Act of 1938, as amended (the "FDC Act") to the Company in August 1997 for the Model 8100/8300 Arrhythmia Mapping System for basic diagnostic electrophysiology studies. The Company filed a premarket approval ("PMA") application for the Ventricular Tachycardia Ablation System in January 1998, and the FDA Circulatory Systems Devices Advisory Panel recommended approval of the PMA application in July 1998 with certain labeling changes and follow-up study requirements. To date, the FDA has not acted on the panel's recommendation. The Arrhythmia Mapping System for diagnostic mapping of ventricular tachycardia is in various stages of clinical testing, and clinical data obtained to date are insufficient to demonstrate the safety and efficacy of this product under applicable FDA regulatory guidelines. In addition, the ablation catheter and ablation equipment that together form the Atrial Fibrillation Ablation System and the mapping catheter and mapping equipment that together form the Arrhythmia Mapping System for atrial fibrillation and atrial flutter are in the early stages of clinical testing and will require further development. See "Factors That May Impact Future Operating Results -- Clinical Trials" for a discussion of the status of the clinical trials conducted to date for the Company's products.

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

    Even if one or more of the Company's products obtain FDA clearance or approval, there can be no assurance that any of the Company's products for diagnosis and treatment of ventricular tachycardia, atrial fibrillation and atrial flutter will be successfully commercialized or that the Company will achieve significant revenues from either international or domestic sales. Although the FDA granted 510(k) clearance for basic electrophysiology studies for the Company's Model 8100/8300 Arrhythmia Mapping System in August 1997, such product cannot be marketed for use with the Company's diagnostic mapping catheters unless and until such catheters receive marketing clearance from the FDA. Until such regulatory approval is obtained, the Arrhythmia Mapping System may only be used with other manufacturer's catheters. There can be no assurance that this system will be successfully commercialized in the United States or in international markets where it has not yet received approval. On July 21, 1998, the FDA Circulatory System Devices Advisory Panel recommended that the Company's PMA for the Ventricular Tachycardia Ablation System be granted subject to certain conditions, but there can be no assurance that the FDA will issue such PMA clearance in a timely manner, if at all. The Company will not be permitted to commercialize the Ventricular Tachycardia Ablation System until such time as approval is received. See "Factors That May Impact Future Operating Results -- Clinical Trials" for a discussion of the status of the clinical trials conducted to date for the Company's products.

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

RESULTS OF OPERATIONS

    Net Sales. The Company's net sales to date have resulted primarily from limited sales of Radii supraventricular tachycardia mapping and ablation catheters, Trio/Ensemble diagnostic catheters, Chilli cooled ablation catheters, Mercator mapping baskets, Radiofrequency Generator Systems and Arrhythmia Mapping Systems. The Company's net sales increased to $1.1 million for the three months ended September 30, 1998 compared to $562,000 for the three months ended September 30, 1997. The increase in net sales was primarily attributable to increased sales of Trio/Ensemble catheters in Japan and increased sales of Radii catheters in Europe. Furthermore, in late fiscal 1998, the Company commenced sales of its Chilli cooled ablation catheters in Europe. The increased European sales reflect the introduction of the Company's products by new distributors in Germany and Spain during the three months ended September 30, 1998.

    In December 1995, the Company received $3.0 million pursuant to a royalty agreement with Arrow. This amount was recorded as deferred royalty income and will be amortized to income for those Trio/Ensemble catheters that Arrow manufactures and sells. A total of $144,000 of royalty income related to the agreement has been recorded through September 30, 1998, of which $75,000 was recognized in the three months ended September 30, 1998.

    Cost of Goods Sold. Cost of goods sold primarily includes raw materials costs, catheter fabrication costs, and system assembly and test costs. Cost of goods sold was $1.0 million for the three months ended September 30, 1998, and resulted in a gross margin of $68,000. For the three months ended September 30, 1997, cost of goods sold was $650,000 and resulted in a gross margin deficit of $88,000. The increase in the gross margin for the three months ended September 30, 1998 compared to the same period in the prior year was primarily due to increased sales volumes, changes in sales mix and slightly improved manufacturing yields. These improvements were offset in part by increased overhead and training costs for manufacturing personnel in connection with the expansion of catheter production capacity. In addition, the Company incurred higher costs associated with quality control and manufacturing engineering activities to support higher production volumes in the three months ended September 30, 1998. The Company expects its gross margins to fluctuate in the future as other products are commercialized.

    Research and Development. Research and development expenses include costs associated with product research, clinical trials, prototype development, obtaining regulatory approvals and costs associated with hiring regulatory, clinical, research and engineering personnel. Research and development expenses decreased slightly to $3.4 million for the three months ended September 30, 1998 from $3.5 million for the three months ended September 30, 1997. The decrease in research and development expenses was primarily attributable to decreased costs related to clinical trials of the Chilli cooled ablation system, for which patient enrollment was completed in December 1997, and decreased costs in the procurement of prototype materials. These decreases were substantially offset by increased costs associated with consulting services, facilities and the placement at clinical sites of Arrhythmia Mapping Systems and Radiofrequency Generator Systems and catheter products to support the Company's high resolution mapping and linear ablation studies. The Company believes that research and development expenditures will increase in the future as the Company invests in product and process improvements related to its ventricular tachycardia and atrial fibrillation and/or flutter products, expands clinical research activities and increases its research and development efforts related to new products and technologies.

Selling, General and Administrative. Selling, general and administrative expenses include compensation and benefits for sales, marketing, senior management and administrative personnel, various legal and professional fees including those in connection with obtaining patent protection, and costs of trade shows. Selling, general and administrative expenses increased to $1.4 million for the three months ended September 30, 1998 from $864,000 for the three months ended September 30, 1997. The increase was primarily attributable to higher expenditures for sales and marketing personnel and services to support expanding international sales, marketing and customer service activities and increased costs associated with demonstration units and product marketing materials. The Company anticipates that selling, general and administrative expenses will increase in future periods as additional personnel are added to support growing business operations in all functional areas.

    Other Income (Expense), Net. Other income (expense), net decreased to net other income of $131,000 for the three months ended September 30, 1998 from $382,000 for the three months ended September 30, 1997. The reduction in net other income was the result of declining interest income on lower cash, cash equivalent and short-term investment balances.

    Net Loss. The Company's net loss increased to $4.6 million for the three months ended September 30, 1998 from $4.1 million for the three months ended September 30, 1997. The increase in the Company's net loss primarily resulted from increased costs associated with expanded manufacturing capacity, increased selling, general and administrative expenses and lower interest income.

    Impact of Adoption of New Accounting Standards. In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130 (FAS 130), "Reporting Comprehensive Income" which requires the reporting and presentation of comprehensive income and its components in the financial statements. Comprehensive income reflects certain items not currently reported in measuring net income such as changes in value of available-for-sale securities and foreign currency translation adjustments. The Company does not expect the adoption of FAS 130 to have a material effect on its financial statements. FAS 130 will become effective for the Company's year ending June 30, 1999.

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

LIQUIDITY AND CAPITAL RESOURCES

    Since inception, the Company has financed its operations through a combination of private placements of equity securities yielding $33.5 million, a bank line of credit of $6.0 million, equipment lease financing arrangements yielding $3.9 million and a prepaid royalty arrangement yielding $3.0 million. In addition, the Company closed its initial public offering in June 1996 and raised net proceeds of $43.1 million. As of September 30, 1998, the Company had $19.1 million in cash, cash equivalents and short-term investments.

    Net cash used in operating activities was $4.9 million and $3.8 million for the three months ended September 30, 1998 and 1997, respectively. For each of these periods, the net cash used in operating activities resulted primarily from net losses. Net cash provided from investing activities was $1.7 million and $7.0 million for the three months ended September 30, 1998 and 1997, respectively. Net cash provided by investing activities primarily resulted from maturities and sales of short-term investments, offset in part by purchases of short-term investments and equipment. Net cash provided by financing activities was $82,000 for the three months ended September 30, 1998 and net cash used in financing activities was $232,000 for the three months ended September 30, 1997.

    As of September 30, 1998, the Company had capital equipment of $8.3 million, less accumulated depreciation and amortization of $4.2 million, to support its clinical, development, manufacturing and administrative activities. The Company has financed $3.9 million from capital lease obligations through September 30, 1998. The Company expects capital expenditures to increase over the next several years as it expands facilities and acquires equipment to support the planned expansion of manufacturing capabilities. As of September 30, 1998, the Company had available an unused equipment lease financing facility (the "lease line") of approximately $1.2 million. The Company expects to utilize the lease line and a portion of the Company's existing cash resources to purchase additional equipment over the next 12 months.

    In May 1998, the Company obtained a term loan credit facility of $8.0 million from a commercial bank. The loan agreement provides for an initial advance of $6.0 million available for the repayment of a note payable and related accrued interest due to Sorin Biomedical (described below) with the remaining $2.0 million available for general corporate purposes. Advances can be made to the Company during a 12-month non-revolving drawdown period that expires in May 1999. Borrowings under the credit facility bear floating interest at the bank's prime rate plus 1.25% (9.75% at September 30, 1998) and the Company can elect a fixed interest rate option at the end of the 12-month drawdown period. Interest payments are due monthly following commencement of each advance and the outstanding balance of all borrowings under the credit facility will be fully amortized over the 36-month period following the end of the drawdown period with principal and interest payments due monthly. Under the terms of loan agreement, all borrowings are collateralized by substantially all of the Company's assets and the Company must maintain certain financial ratios and other covenants. At September 30, 1998, the Company had an unused amount of $2.0 million under the credit facility that is available for drawdowns through May 1999. The Company was in compliance with all covenants as of September 30, 1998.

    In May 1998, the Company utilized $6.0 million of the term loan credit facility in order to repay a $4.5 million note payable and related accrued interest of approximately $1.5 million due to Sorin Biomedical. The $4.5 million note payable bore interest at the prime rate as quoted in the Wall Street Journal and all principal and accrued interest was due on June 27, 1999. The early repayment of the note payable was made in connection with the termination of a product distribution agreement with Sorin Biomedical.

    The Company's future liquidity and capital requirements will depend upon numerous factors, including the progress of the Company's product development efforts, the progress of the Company's clinical trials, actions relating to regulatory matters, the costs and timing of expansion of product development, manufacturing, marketing and sales activities and the extent to which the Company's products gain market acceptance, and competitive developments. The Company has received marketing approval for its Model 8100/8300 Arrhythmia Mapping System for basic electrophysiology studies, and the FDA Circulatory System Devices Advisory Panel has recommended that the Company's PMA application for its Ventricular Tachycardia Ablation System be granted clearance by the FDA. However, the FDA has not acted on such recommendation to date. In order to successfully manufacture in commercial quantities and market and sell its FDA-cleared products and to apply for FDA marketing clearance for its remaining products, the Company anticipates that it will be required to raise additional funds through equity or debt financing in fiscal 1999 or 2000. Absent successful fund raising, the Company believes it will not have sufficient resources to successfully commercialize its products and that such inability will have a material adverse effect on the Company's business, financial condition and results of operations.

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

FACTORS THAT MAY IMPACT FUTURE OPERATIONS

    Limited Operating History; History of Losses and Expectation of Future
Losses

    The Company was founded in 1991 and to date has engaged primarily in researching, developing, testing and obtaining regulatory clearances for its products. The Company has experienced significant operating losses since inception. As of September 30, 1998, the Company had an accumulated deficit of $66.0 million. To date, the Company has generated only limited revenues from sales of its products and expects its operating losses to continue through at least the end of calendar 2000 as it continues to expend substantial funds for clinical trials in support of regulatory approvals, expansion of research and development activities, establishment of commercial scale manufacturing capabilities and expansion of sales and marketing activities. There can be no assurance that any of the Company's potential products for diagnosis and treatment of ventricular tachycardia, atrial fibrillation and atrial flutter will receive regulatory approvals for marketing, will be successfully commercialized or that the Company will achieve significant revenues from either international or domestic sales. The Company anticipates that it will need to raise additional funds in fiscal 1999 or 2000 in order to successfully manufacture in commercial quantities and sell its FDA-cleared products and to apply for FDA clearance for additional products. In addition, there can be no assurance that the Company will achieve or sustain profitability in the future or meet the expectations of securities industry analysts. The Company's results of operations may fluctuate significantly from quarter to quarter or year to year and will depend on numerous factors, including actions relating to regulatory matters, progress of clinical trials, the extent to which the

Company's products gain market acceptance, the scale-up of manufacturing abilities, the expansion of sales and marketing activities and competition.

    Clinical Trials

    The Ventricular Tachycardia Ablation System, Arrhythmia Mapping System and Atrial Fibrillation Ablation System are in various stages of clinical testing. Other than with respect to the Ventricular Tachycardia Ablation System for which FDA clearance is still pending, the clinical data obtained to date are insufficient to demonstrate the safety and efficacy of these products under applicable FDA regulations and guidelines. There can be no assurance that any of the Company's products will prove to be safe and effective in clinical trials under applicable United States or international regulations and guidelines or that additional modifications to the Company's products will not be necessary. In addition, the clinical trials may identify significant technical or other obstacles to be overcome prior to obtaining necessary regulatory or reimbursement approvals. In addition, the ablation catheter and ablation equipment that together form the Company's Atrial Fibrillation Ablation System are still under development. There can be no assurance that the Company will be successful in completing development of the atrial fibrillation product and submitting the appropriate Investigational Device Exemption supplement ("IDEs") or that the FDA will permit the Company to undertake clinical trials of the atrial fibrillation product. Although the FDA granted 510(k) clearance for basic electrophysiology studies for the Company's Arrhythmia Mapping System in August 1997, such product cannot be marketed with the Company's mapping catheters unless and until such catheters receive FDA marketing clearance or approval. Until such regulatory clearance or approval is obtained, the Arrhythmia Mapping System may only be used with other manufacturers' catheters. There can be no assurance that physicians will adopt the Arrhythmia Mapping System for electrophysiology studies in lieu of a system incorporating mapping equipment and catheters from a single manufacturer if at all. If the Arrhythmia Mapping Systems and Atrial Fibrillation Ablation System and their component catheters and equipment do not prove to be safe and effective in clinical trials or if the Company is otherwise unable to commercialize these products successfully, the Company's business, financial condition and results of operations will be materially adversely affected. In addition, because ablation treatment of these cardiac arrhythmias is a relatively new and to date untested treatment, the long-term effects of radiofrequency ablation on patients are unknown. As a result, the long-term success of ablation therapy in treating ventricular tachycardia, atrial fibrillation and atrial flutter will not be known for several years.

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

    Ventricular Tachycardia Ablation System. The Company initiated a clinical trial for the Ventricular Tachycardia Ablation System in the United States and Europe in September 1995 under an IDE approved by the FDA. The clinical trial was conducted at a maximum of 15 clinical sites. The primary endpoint of the clinical trial is clinical recurrence of ventricular tachycardia in patients randomized to receive ablation treatment versus patients in the control group receiving antiarrhythmic drugs. The required post-treatment follow-up prior to submission of a PMA application was 30 days for safety and the Company is required to follow up with some patients for up to 24 months after the PMA application filing. Enrollment for the clinical trial was completed on December 19, 1997. A PMA application was submitted on January 29, 1998 for approval to market the Ventricular Tachycardia Ablation System and its component catheters and equipment in the United States, and the FDA Circulatory Systems Device Advisory Panel recommended approval of the PMA application with certain conditions on July 21, 1998. To date, the FDA has not acted on the Panel's recommendation or approved or denied the Company's PMA. There can be no assurance that the FDA will accept the Panel's recommendation or grant marketing clearance of the Company's PMA.

    The FDA granted the Company's request to permit continuation of the study and expansion to a maximum of 20 clinical sites and 300 patients while the PMA application is under review. As of October 26, 1998, 213 patients had been enrolled in the trial: 75 patients randomized to ablation, 106 patients non-randomized to ablation and 32 patients randomized to drug therapy of which 17 patients have subsequently received ablation therapy due to ventricular tachycardia recurrence. In addition, 18 patients have received ablation therapy under a compassionate use protocol. Analysis of 150 of such patients was included in the PMA application. The Company believes that such analysis shows that clinical recurrence of Ventricular Tachycardia was significantly less in the patients randomized to ablation compared to patients randomized to control. Acute success of ablation therapy, defined as eradication of all mappable ventricular tachycardia at the end of the ablation procedure, was attained in 75% of patients. The incidence of major adverse events associated with the procedure was 8.0%.

    Arrhythmia Mapping System for Ventricular Tachycardia. In January 1997, the Company received FDA approval to conduct an IDE feasibility study to evaluate the safety of the Arrhythmia Mapping System for diagnostic mapping of ventricular tachycardia. The feasibility study was conducted at three clinical sites in the United States and Europe and involved a total of 14 patients. The purpose of the clinical trial was to evaluate and test the success of the deployment of the Mercator Left Ventricular Mapping Basket into the ventricle, the fit of the catheter and the system's ability to accurately map the electrical signals of the left ventricle. In addition, as of October 26, 1998, 26 patients have been studied in Europe outside of the IDE in a similar protocol. There was no thrombus formation on any mapping basket used in the 40 studies. Of the 40 patients evaluated, one patient developed asymptomatic aortic regurgitation, one patient had a transient ischemic attack, and two patients developed pericardial effusions associated with the procedure. In July 1997, the Company submitted an IDE supplement to support commercialization of two types of baskets: the Mercator Left Ventricular Mapping Basket, a full chamber global basket evaluated in the feasibility study and a smaller, partial chamber high density Local Sector basket. Conditional approval was granted to initiate enrollment of 30 patients at five sites for the global basket. Three patients have been enrolled in this study as of October 26, 1998. The FDA requested a separate IDE for a study of the Sector Mapping Basket. A new IDE was submitted and received conditional approval in November 1997 to initiate enrollment of 30 patients at five sites in the Sector study. This study was initiated April 8, 1998, and six patients have been enrolled in this trial as of October 26, 1998. These studies allow the use of the ventricular mapping baskets with the Ventricular Tachycardia Ablation System simultaneously. The Company believes that ventricular mapping will be an enabling technology for the treatment of high rate ventricular tachycardia, which is more common than slow rate ventricular tachycardia. Slow rate ventricular tachycardia is currently the only type of ventricular tachycardia amenable to ablation therapy using current techniques.

    Arrhythmia Mapping System for Atrial Fibrillation. In June 1997, the Company received IDE approval by the FDA to conduct a clinical trial of the Mercator Atrial Mapping Basket for the right atrium and Arrhythmia Mapping System for complex atrial tachyarrhythmias including atrial fibrillation. The clinical trial is being conducted at seven clinical sites in the United States and one in Europe. The purpose of this clinical trial was to demonstrate the equivalency of the Mercator Atrial Mapping Basket and the Arrhythmia Mapping System to commercially available mapping catheters. Enrollment in the clinical trial was completed on March 10, 1998 and the trial includes 74 patients. There was no thrombus formation on any mapping basket used in the 74 studies. The Company has also tested the Mercator Atrial Mapping Basket in nine patients in Europe outside of the IDE. The Company submitted a 510(k) application for clearance of the Mercator Atrial Mapping Basket on July 17, 1998. An IDE was submitted for a clinical study of the Local Sector Mapping Basket for the right atrium on February 20, 1998. The Company was granted conditional approval to test 20 subjects at five clinical sites, and four patients have been enrolled as of October 26, 1998.

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

    The Nexus Linear Lesion Catheter was modified to improve the ability to create linear lesions minimizing the need for commercial ablation catheter supplementation. The modifications include the addition of active deflection to facilitate tissue contact. An IDE supplement was submitted in October 1997 to support commercialization of the Nexus Linear Lesion Catheter in the right atrium to treat atrial flutter. Atrial flutter is an abnormal heart rhythm now commonly treated using catheter ablation, requiring the creation of a two to four centimeter linear lesion in the right atrium. The study received conditional approval in December 1997 to involve 30 patients at five sites and was further amended in October 1998 to allow delivery of 70 watts of power and use a superior approach to accessing the right atrium. The study was initiated in February 1998 and eight patients have been enrolled as of October 26, 1998. The Company has also tested the Nexus Linear Lesion Catheter for atrial flutter and fibrillation in 11 patients in Europe as of October 26, 1998.

    A feasibility IDE for use of the modified Nexus Linear Lesion Catheter in the right and left atrium to treat atrial fibrillation is expected to be submitted in calendar 1998.

    No Existing Market

    The Company's Model 8100/8300 Arrhythmia Mapping System (the "Model 8100/8300") received 510(k) clearance from the FDA in August 1997 for basic diagnostic electrophysiology studies. In September 1997, the Company began marketing such system commercially in the United States. However, there can be no assurance that such system will gain any significant degree of market acceptance among physicians, patients, and health care payors. The Company believes that physician acceptance of procedures using the Company's Model 8100/8300 will be essential for market acceptance of such system. Even though the clinical efficacy of such system has been established, electrophysiologists, cardiologists and other physicians may elect not to recommend the use of the Model 8100/8300 for any number of reasons. Although the FDA granted 510(k) clearance for basic electrophysiology studies for the Company's Model 8100/8300 Arrhythmia Mapping System in August 1997, such product cannot be marketed for use with the Company's diagnostic mapping catheters unless and until such catheters receive marketing clearance from the FDA. Until such regulatory approval is obtained, the Arrhythmia Mapping System may only be used with other manufacturer's catheters. There can be no assurance that this system will be successfully commercialized in the United States or in international markets where it has not yet received approval. The Company believes that, as with any novel medical technology, there will be a significant learning process involved for physicians to become proficient. Broad use of such system will require training of electrophysiologists, and the time required to complete such training could adversely affect market acceptance. Failure of such product to achieve significant market acceptance would have a material adverse effect on the Company's business, financial condition and results of operations. Even if the Model 8100/8300 achieves market acceptance, if the Company is unable to manufacture sufficient quantities of such product to satisfy customer demand, the Company's business, financial condition and results of operations would be materially adversely affected.

    Marketing and Distribution

    The Company currently has only a limited sales and marketing organization. If FDA clearances or approvals are received for the Company's ventricular tachycardia or atrial fibrillation products, the Company intends to market its products primarily through a direct sales force in the United States and indirect sales channels internationally. Although the Company received marketing clearance for the Arrhythmia Mapping System in August 1997, the Company has only begun to establish a direct sales force to market this product.

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

    The Company has no experience manufacturing its products in the volumes that will be necessary for the Company to achieve significant commercial sales, and there can be no assurance that reliable, high volume manufacturing capacity can be established or maintained at commercially reasonable costs. If the Company receives FDA clearance or approval for its products, it will need to expend significant capital resources and develop manufacturing expertise to establish large scale manufacturing capabilities. Manufacturers often encounter difficulties in scaling up production of new products, including problems involving production yields, quality control and assurance, component supply shortages, shortages of qualified personnel, compliance with FDA regulations and the need for further FDA approval of new manufacturing processes. For example, the Company encountered low yields, and other production inefficiencies in the manufacture of its Sector mapping basket catheters. In addition, the Company believes that substantial per unit cost reductions in its manufacturing operations will be required for it to commercialize its catheters and systems on a profitable basis. Any inability of the Company to establish and maintain large scale manufacturing capabilities would have a material adverse effect on the Company's business, financial condition and results of operations.

    The Company's manufacturing facilities are subject to periodic inspection by regulatory authorities, and its operations must undergo Quality System Regulation ("QSR;" the successor regulations to current Good Manufacturing Practices) compliance inspections conducted by the FDA. The Company is required to comply with QSR in order to produce products for sale in the United States and with ISO 9001/EN46001 standards in order to produce products for sale in Europe. In December 1997, the Company received ISO 9001/EN46001 certification from its European Notified Body. Any failure of the Company to comply with QSR or ISO 9001/EN46001 standards may result in the Company being required to take corrective actions, such as modification of its policies and procedures. The State of California also requires that the Company obtain a license to manufacture medical devices and granted the Company such a license in February 1998. If the Company is unable to maintain such a license, it would be unable to manufacture or ship any product, and such inability would have a material adverse effect on the Company's business, financial condition and results of operations.

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

    The medical device industry has been characterized by extensive litigation regarding patents and other intellectual property rights, and companies in the medical device industry have employed intellectual property litigation to gain a competitive advantage. There can be no assurance that the Company will not become subject to patent infringement claims or litigation in a court of law, or interference proceedings declared by the United States Patent and Trademark Office (the "USPTO") to determine the priority of inventions or an opposition to a patent grant in a foreign jurisdiction. The defense and prosecution of intellectual property suits, USPTO interference or opposition proceedings and related legal and administrative proceedings and related legal and administrative proceedings are both costly and time-consuming. Any litigation, opposition or interference proceedings will result in substantial expense to the Company and significant diversion of effort by the Company's technical and management personnel. An adverse determination in litigation or interference proceedings to which the Company may become a party could subject the Company to significant liabilities to third parties, require disputed rights to be licensed from third parties or require the Company to cease using such technology. Although patent and intellectual property disputes in the medical device area have often been settled through licensing or similar arrangements, costs associated with such arrangements may be substantial and could include ongoing royalties. Furthermore, there can be no assurance that necessary licenses from others would be available to the Company on satisfactory terms, if at all. Adverse determinations in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent the Company from manufacturing and selling its products, which would have a material adverse effect on the Company's business, financial condition and results of operations. The Company is aware of certain patents owned or licensed by others and relating to cardiac catheters and cardiac monitoring. Certain enhancements of the Company's products are still in the design and pre-clinical testing phase. Depending on the ultimate design specifications and results of pre-clinical testing of these enhancements, there can be no assurance that the Company would be able to obtain a license to such parties' patents or that a court would find that such patents are either not infringed by the Company's enhancements or that the Company's patents are invalid. Further, there can be no assurance that owners or licensees of these patents will not attempt to enforce their patent rights against the Company in a patent infringement suit or other legal proceeding, regardless of the likely outcome of such suit or proceeding.

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

    The process of obtaining a PMA and other required regulatory approvals can be expensive, uncertain and lengthy, and there can be no assurance that the Company will ever obtain such approvals. At the earliest, the Company does not anticipate filing any additional PMA applications for any system for at least the next nine months, and does not anticipate receiving a PMA for any such system until at least one to two years after such PMA application is accepted for filing, if at all. There can be no assurance that the FDA will act favorably or quickly on any of the Company's submissions to the FDA. Significant difficulties and costs may be encountered by the Company in its efforts to obtain FDA clearance that could delay or preclude the Company from selling its products in the United States. Furthermore, there can be no assurance that the FDA will not request additional data or require that the Company conduct further clinical studies, causing the Company to incur substantial cost and delay. In addition, there can be no assurance that the FDA will not impose strict labeling requirements, onerous operator training requirements or other requirements as a condition of its PMA approval, any of which could limit the Company's ability to market its systems. Labeling and promotional activities are subject to scrutiny by the FDA and, in certain circumstances, by the Federal Trade Commission. FDA enforcement policy strictly prohibits the marketing of FDA cleared or approved medical devices for unapproved uses. Further, if a company wishes to modify a product after FDA approval of a PMA, including changes in indications or other modifications that could affect safety or efficacy, additional clearances or approvals will be required from the FDA. Failure to receive or delays in receipt of FDA clearances or approvals, including the need for additional clinical trials or data as a prerequisite to clearance or approval, or any FDA conditions that limit the ability of the Company to market its systems, could have a material adverse effect on the Company's business, financial condition and results of operations.

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

    Third-Party Reimbursement and Uncertainty Related to Health Care Reform

    In the United States, health care providers, including hospitals and physicians, that purchase medical products for treatment of their patients, generally rely on third party payors, principally federal Medicare, state Medicaid and private health insurance plans, to reimburse all or a part of the costs and fees associated with the procedures performed using these products. The Company's success will be dependent upon, among other things, the ability of health care providers to obtain satisfactory reimbursement from third party payors for medical procedures in which the Company's products are used. Third party payors may deny reimbursement if they determine that a prescribed device has not received appropriate regulatory clearances or approvals, is not used in accordance with cost-effective treatment methods as determined by the payor, or is experimental, unnecessary or inappropriate. Third party reimbursement is generally provided on the basis of the procedure's diagnosis-related group ("DRG") code and such code is established by the United States Health Care Finance Administration. The failure of the procedures in which the Company's products are used or an insufficient level of reimbursements for such procedures would have a material adverse effect on the Company's business, financial condition and results of operations. In addition, medical equipment reimbursements have been mandated by statute to be reduced in the past, and there can be no assurance that any such reimbursements with respect to the Company's products will be adequate or provided at all. Failure by hospitals and other users of the Company's products to obtain reimbursement from third party payors, or changes in government and private third party payors' policies toward reimbursement for procedures employing the Company's products, would have a material adverse effect on the Company's business, financial condition and results of operations. Moreover, the Company is unable to predict what additional legislation or regulation, if any, relating to the health care industry or third party coverage and reimbursement may be enacted in the future, or what effect such legislation or regulation would have on the Company.

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

    Year 2000 Impact on Information Technology and Budgets and Year 2000 Compliance

    Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, in less than two years, computer systems and/or software used by many companies may need to be upgraded to comply with such "Year 2000" requirements. Significant uncertainty exists in the software industry concerning the potential effects associated with such compliance. The Company has commenced a program in fiscal 1998, to be substantially completed by early calendar 1999, to review the Year 2000 compliance status of the software and systems used in its internal business processes, to obtain appropriate assurances of compliance from the manufacturers of these products and agreements to modify or replace all non-compliant products. The Company has contacted its major suppliers to determine whether the products obtained by the Company from such vendors are Year 2000 compliant. To date, the Company has not received responses from a majority of such suppliers. The Company's suppliers are under no contractual obligation to provide such information to the Company. In addition, the Company is considering converting certain of its software and systems to commercial products that are known to be Year 2000 compliant. Implementation of software products of third parties, however, will require the dedication of substantial administrative and management information resources, the assistance of consulting personnel from third party software vendors and the training of the Company's personnel using such systems. Based on the information available to date, the Company believes it will be able to complete its Year 2000 compliance review and make necessary modifications prior to early calendar 1999. Software or systems that are deemed critical to the Company's business are scheduled to be Year 2000 compliant by early calendar 1999. Nevertheless, particularly to the extent the Company is relying on the products of other vendors to resolve Year 2000 issues, there can be no assurances that the Company will not experience delays in implementing such products. If key systems, or a significant number of systems were to fail as a result of Year 2000 problems, or the Company were to experience delays implementing Year 2000 compliant software products, the Company could incur substantial costs and disruption of its business, which would potentially have a material adverse effect on the Company's business, financial condition and results of operations.

    The Company in its ordinary course of business tests and evaluates its own software products. The Company's proprietary software products that operate its Arrhythmia Mapping System and Radiofrequency Generator System are designed for use with certain hardware developed by other vendors. The Company believes that its software products are generally Year 2000 compliant, meaning that the use or occurrence of dates on or after January 1, 2000 will not materially affect the performance of the Company's software products with respect to four digit date dependent data or the ability of such products to correctly create, store, process and output information related to such data. To the extent the Company's software products are not fully Year 2000 compliant, there can be no assurance that the Company's software products contain all necessary software routines and codes necessary for the accurate calculation, display, storage and manipulation of data involving dates. Furthermore, these systems will be used in various operating environments once installed at customer sites. The Company believes its products are in Year 2000 compliance. In certain circumstances, the Company has warranted that the use or occurrence of dates on or after January 1, 2000 will not adversely affect the performance of the Company's products with respect to four digit date dependent data or the ability to create, store, process and output information related to such data. If any of the Company's licensees experience Year 2000 problems, such licensees could assert claims for damages against the Company.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    There have been no material changes to the Company's disclosures about market risk from those set forth in the Company's Annual Report on Form 10-K for the year ended June 30, 1998.

                          CARDIAC PATHWAYS CORPORATION

PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

    Use of Proceeds. With respect to the requirements of Item 701(f) of Regulation S-K regarding the reporting of use of proceeds, pursuant to the information required to be reported by Item 701(f)(4)(viii), the Company used net proceeds in the amounts noted for the stated purposes since its quarterly report on Form 10-Q for the period ended March 31, 1998: purchase and installation of machinery and equipment - $727,177; repayment of indebtedness - $273,159; and working capital - $8,751,662.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) The exhibits listed on the accompanying Exhibit Index are filed as a part hereof.

    (b) No reports on Form 8-K were filed by the Registrant during the three months ended September 30, 1998.

                          CARDIAC PATHWAYS CORPORATION

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE:  NOVEMBER 6, 1998                CARDIAC PATHWAYS CORPORATION


                                       /S/ WILLIAM N. STARLING
                                       -----------------------------------------
                                       WILLIAM N. STARLING
                                       PRESIDENT AND CHIEF EXECUTIVE OFFICER

                                       /S/ DAVID W. GRYSKA
                                       -----------------------------------------
                                       DAVID W. GRYSKA
                                       VICE PRESIDENT OF FINANCE AND CHIEF
                                       FINANCIAL OFFICER

                          CARDIAC PATHWAYS CORPORATION

                                INDEX TO EXHIBITS

    EXHIBIT NO.          EXHIBIT DESCRIPTION                            PAGE NO.
    -----------          -------------------                            --------
       27.1              Financial Data Schedule