Form 10-Q
period 1998-12-31
CARDIAC PATHWAYS CORP
filed 1999-02-16
CIK 1012367

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549
                     ---------------------------------------

                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended December 31, 1998.

                                              or

[ ]Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from ________________to_______________.


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



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No


As of February 16, 1999 there were 9,978,351 shares of the Registrant's Common Stock outstanding.

                          CARDIAC PATHWAYS CORPORATION

                                      INDEX


PART I.       FINANCIAL INFORMATION                                                PAGE NO.

Item 1.       Financial  Statements and Notes (Unaudited)

              Consolidated Balance Sheets as of December 31, 1998 and
              June 30, 1998 ......................................................   3

              Consolidated Statements of Operations for the Three and Six
              Months Ended December 31, 1998 and 1997 ............................   4

              Consolidated Statements of Cash Flows for the Six Months Ended
              December 31, 1998 and  1997 ........................................   5

              Notes to Consolidated Financial Statements .........................   6


Item 2.       Management's Discussion and Analysis of Financial Condition
              and Results of Operations ..........................................   9

Item 3.       Quantitative and Qualitative Disclosures about Market Risk .........  27

PART II.      OTHER INFORMATION

Item 2.       Changes in Securities and Use of Proceeds ..........................  28

Item 4.       Submission of Matters to a Vote of Security Holders.................  28

Item 6.       Exhibits and Reports on Form 8-K  ..................................  29


SIGNATURES .......................................................................  30



PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND NOTES

                          CARDIAC PATHWAYS CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                                           December 31,      June 30,
                                                                               1998          1998(1)
                                                                           ------------   ------------
                                   ASSETS
Current assets:
   Cash and cash equivalents                                                $ 2,134,688    $ 7,268,877
   Short-term investments                                                    11,510,948     17,248,500
   Accounts receivable, net of allowance for doubtful accounts
      of $16,500 at December 31, 1998 and June 30, 1998                         807,366        523,455
   Inventories                                                                1,242,203        668,042
   Prepaid expenses                                                             295,535        317,549
   Other current assets                                                         396,964        526,193
                                                                           ------------   ------------
             Total current assets                                            16,387,704     26,552,616
Property and equipment, net                                                   4,092,129      3,632,488
Notes receivable from related parties                                           248,003        260,477
Deposits and other assets                                                       380,639        488,996
                                                                           ------------   ------------
                                                                            $21,108,475    $30,934,577
                                                                           ============   ============

                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                          $   894,158    $ 1,079,772
  Accrued compensation and related benefits                                     521,792        601,307
  Accrued clinical expenses                                                   1,103,654      1,144,556
  Other accrued expenses                                                        488,102        654,670
  Current obligations under capital leases                                      495,039        554,806
  Current portion of long-term debt                                           1,166,667        166,667
                                                                           ------------   ------------
           Total current liabilities                                          4,669,412      4,201,778
Long-term obligations under capital leases                                      467,139        483,586
Deferred royalty income                                                       2,780,862      2,930,862
Long-term debt, less current portion                                          4,833,333      5,833,333

Commitments
Stockholders' equity:
   Preferred stock, $.001 par value; 5,000,000 shares authorized and none
     issued and outstanding at December 31, 1998 and June 30, 1998                   --             --
   Common stock, $.001 par value; 30,000,000 shares authorized; 9,958,390 shares issued and outstanding at December 31, 1998 and 9,795,974
     at June 30, 1998                                                             9,958          9,796
   Additional paid-in capital                                                80,032,156     79,783,779
   Receivables from stockholders                                               (385,000)      (385,000)
   Accumulated deficit                                                      (71,028,284)   (61,417,629)
   Deferred compensation                                                       (271,101)      (505,928)
                                                                           ------------   ------------
           Total stockholders' equity                                         8,357,729     17,485,018
                                                                           ------------   ------------
                                                                            $21,108,475    $30,934,577
                                                                           ============   ============

(1) Derived from the Company's audited consolidated balance sheet as of June 30, 1998.

                 See notes to consolidated financial statements.

                          CARDIAC PATHWAYS CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                Three months ended           Six months ended
                                                   December 31,               December 31,
                                            -------------------------   -------------------------
                                                1998         1997          1998          1997
                                            -----------   -----------   -----------   -----------
Net sales                                   $   966,911   $   359,717   $ 2,104,317   $   921,504
Cost of goods sold                            1,051,118       620,383     2,120,558     1,270,309
                                            -----------   -----------   -----------   -----------
   Gross margin (deficit)                       (84,207)     (260,666)      (16,241)     (348,805)
Operating expenses:
   Research and development                   3,293,684     3,609,910     6,713,411     7,106,524
   Selling, general and administrative        1,670,901     1,094,421     3,073,238     1,958,416
                                            -----------   -----------   -----------   -----------
         Total operating expenses             4,964,585     4,704,331     9,786,649     9,064,940
                                            -----------   -----------   -----------   -----------
Loss from operations                         (5,048,792)   (4,964,997)   (9,802,890)   (9,413,745)
Other income (expense):
   Interest income                              218,317       498,087       511,809     1,055,528
   Interest expense                            (165,176)     (121,034)     (339,606)     (308,372)
   Other, net                                     7,917        11,436        20,032        23,330
                                            -----------   -----------   -----------   -----------
         Total other income (expense), net       61,058       388,489       192,235       770,486
                                            -----------   -----------   -----------   -----------
Net loss                                    ($4,987,734)  ($4,576,508)  ($9,610,655)  ($8,643,259)
                                            ===========   ===========   ===========   ===========

Net loss per share - basic and diluted           $(0.50)       $(0.48)       $(0.97)       $(0.91)
                                            ===========   ===========   ===========   ===========

Shares used in computing
    net loss per share - basic and diluted    9,909,000     9,559,000     9,877,000     9,544,000
                                            ===========   ===========   ===========   ===========



                See notes to consolidated financial statements.

                          CARDIAC PATHWAYS CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                             Six months ended
                                                               December 31,
                                                        ---------------------------
                                                           1998           1997
                                                        ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                $ (9,610,655)  $ (8,643,259)
Adjustments to reconcile net loss to net cash
   used in operating activities:
   Depreciation and amortization                             645,688        654,308
   Amortization of deferred royalty income                  (150,000)       (14,999)
   Amortization of deferred compensation                     100,420        132,066
   Issuance of common stock warrants                              --         60,351
   Issuance of nonqualified stock options for services         3,811         62,671
Changes in operating assets and liabilities:
   Accounts receivable                                      (283,911)      (149,934)
   Inventories                                              (574,161)       (70,007)
   Prepaid expenses                                           22,014        101,136
   Other current assets                                      129,229        (99,729)
   Accounts payable                                         (185,614)      (432,462)
   Accrued compensation and related benefits                 (79,515)        61,831
   Accrued clinical expenses                                 (40,902)       180,815
   Other accrued expenses                                   (166,568)        78,132
   Interest payable                                               --        195,500
                                                        ------------   ------------
Net cash used in operating activities                    (10,190,164)    (7,883,580)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of short-term investments                       (5,612,448)   (16,138,787)
Maturities and sales of short-term investments            11,350,000     28,301,450
Purchases of property and equipment, net                    (878,928)      (755,459)
Decrease in notes receivable                                  12,474        103,331
(Increase) decrease in deposits and other assets             108,357        (77,035)
                                                        ------------   ------------
Net cash provided by (used in) investing activities        4,979,455     11,433,500
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments under capital lease obligations          (302,615)      (459,135)
Proceeds from sale of common stock                           379,135        216,103
Decrease in notes receivable from shareholders                    --          5,000
                                                        ------------   ------------
Net cash provided by (used in) financing activities           76,520       (238,032)
                                                        ------------   ------------
Net increase (decrease) in cash and cash equivalents      (5,134,189)     3,311,888
   Cash and cash equivalents at beginning of period        7,268,877      5,091,426
                                                        ------------   ------------
   Cash and cash equivalents at end of period           $ 2,134,688    $ 8,403,314
                                                        ============   ============


                See notes to consolidated financial statements.

                          CARDIAC PATHWAYS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998
                                   (UNAUDITED)


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

        The operating results for the three and six month periods ended December 31, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 1999. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1998.

2.       SHORT-TERM INVESTMENTS

        At December 31, 1998 and June 30, 1998, all short-term investments were classified as held-to-maturity and available-for-sale. The amortized cost of held-to-maturity securities is adjusted for the amortization of premiums and the accretion of discounts to maturity. Such amortization of premiums and accretion of discounts are included in interest income. At December 31, 1998 and June 30, 1998, these securities were valued at amortized cost, which approximates fair value. Available-for-sale securities are carried at fair value with unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity. To date, the Company has not experienced any significant unrealized gains or losses on available-for-sale securities and, accordingly, no adjustments have been made to stockholders' equity.

        The following is a summary of held-to-maturity and available-for-sale securities at cost, which approximates fair value:

                                                 DECEMBER 31,      JUNE 30,
DESCRIPTION                                         1998             1998
-----------                                     -----------      -----------
Held-to-maturity:
   U.S. government agency                       $ 1,999,417      $ 2,996,886
   U.S. corporate obligations                    10,510,864       10,751,614

Available-for-sale:
   Auction rate preferred stock                          --        3,500,000
                                                -----------      -----------
                                                 12,510,281       17,248,500
Amounts classified as cash equivalents              999,333               --
                                                -----------      -----------
Amounts included in short-term investments      $11,510,948      $17,248,500
                                                ===========      ===========

        There were no material realized gains or losses for the three and six month periods ending December 31, 1998 and 1997. The cost of securities sold is based on the specific identification method. Held-to-maturity securities at December 31, 1998 mature at various dates through October 1999.

3.      CONSOLIDATED BALANCE SHEET COMPONENTS

        Certain balance sheet components are as follows:

                                             DECEMBER 31,            JUNE 30,
                                                1998                   1998
                                             ----------              --------
       Inventories:

            Raw materials                    $  557,768              $432,867
            Work-in-process                     272,792               123,052
            Finished goods                      411,643               112,123
                                             ----------              --------
                                             $1,242,203              $668,042
                                             ==========              ========

                                             DECEMBER 31,           JUNE 30,
                                                1998                  1998
                                             ----------            ----------
      Property and equipment:
           Equipment                         $6,175,542            $5,626,967
           Leasehold improvements               422,062               348,610
           Equipment-in-process               1,857,920             1,523,411
                                             ----------            ----------
                                              8,455,524             7,498,988
           Less accumulated depreciation
           and amortization                   4,363,395             3,866,500
                                             ----------            ----------
                                             $4,092,129            $3,632,488
                                             ==========            ==========

4.      STOCK PLANS

        In August 1998, the Board of Directors of the Company approved the termination of the open offering periods for the 1996 Employee Stock Purchase Plan effective as of October 31, 1998 and the termination of any future offering periods under the 1996 Employee Stock Purchase Plan. In August 1998, the Company's Board of Directors approved the adoption of the Cardiac Pathways Corporation 1998 Employee Stock Purchase Plan and the initial reservation of 100,000 shares of Common Stock under the Plan. The 1998 Employee Stock Purchase Plan provides for an annual increase, commencing as of July 1, 1999, in the number of Common Stock shares reserved for issuance equal to the lesser of 200,000 shares or 1.5% of the Company's outstanding Common Stock or such an amount as may be determined by the Company's Board of Directors. The 1998 Employee Stock Purchase Plan was approved by the stockholders at the 1998 Annual Meeting of Stockholders on November 30, 1998.

        In August 1998, the Board of Directors of the Company approved the adoption of the Cardiac Pathways Corporation 1998 Nonstatutory Stock Option Plan under which 400,000 shares of Common Stock were reserved for issuance.

        In October 1998, the Board of Directors of the Company approved the amendment of the 1991 Stock Plan and 1996 Director Option Plan to increase the number of shares reserved for issuance by 300,000 and 20,000 shares, respectively. These increases were approved by the stockholders at the 1998 Annual Meeting of Stockholders on November 30, 1998.

5.      RECENT PRONOUNCEMENTS

        In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130 (FAS 130), "Reporting Comprehensive Income" which requires the reporting and presentation of comprehensive income and its components in the financial statements. Comprehensive income reflects certain items not reported in measuring net income such as changes in value of available-for-sale securities and foreign currency translation adjustments. The Company has adopted FAS 130 as of the first quarter of fiscal 1999. FAS 130 establishes new rules for the reporting and display of comprehensive income and its components, however it has no impact on the Company's net income or total stockholder's equity.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors that include, but are not limited to, the risks discussed in "Factors That May Impact Future Operations" as well as those discussed in the following "Overview" section. These forward looking-statements include (i) the statements in the "Overview" section including the statement in the first paragraph relating to expectations of operating losses, the statement in the third paragraph relating to anticipated filing and approval time periods for premarket approval applications, the statements in the fourth paragraph relating to the commercialization of products that have received Food and Drug Administration ("FDA") manufacturing approval and the statements related to the manufacturing, marketing, and distribution of the Company's products; (ii) the statements in "Results of Operations" including statements in the last sentence of "Cost of Goods Sold," the statements in the last sentence of each of the "Research and Development", "Selling, General and Administrative" paragraphs; and (iii) the statements in the "Liquidity and Capital Resources" section including the statements regarding future capital expenditures in the third paragraph, the Company's forecast of the period of time through which its financial resources will be adequate to support its operations in the sixth paragraph and the statements in the seventh paragraph regarding potential sources of additional capital resources.

OVERVIEW

   The Company was founded in April 1991, operates in a single industry segment, and has engaged primarily in researching, developing, testing and obtaining regulatory clearances for its products. The Company has experienced significant operating losses since inception and as of December 31, 1998 had an accumulated deficit of approximately $71.0 million. The Company has generated only limited revenues from sales of Radii supraventricular tachycardia mapping and ablation catheters, Trio/Ensemble diagnostic catheters, Chilli cooled ablation catheters, certain mapping baskets, Radiofrequency Generator Systems and Arrhythmia Mapping Systems. The Company expects its operating losses to continue through at least the end of fiscal 2000 as it continues to expend substantial funds for clinical trials to support its efforts to obtain regulatory approvals for its products, conduct its research and development activities, establish commercial-scale manufacturing capabilities and expand its sales and marketing activities.

   The Company believes that its Ventricular Tachycardia Ablation System, Arrhythmia Mapping Systems and Atrial Fibrillation Ablation System and their component catheters and equipment are currently the Company's only significant potential products. On February 2, 1999, the FDA granted approval of the Company's premarket approval ("PMA") application to commercially release its Ventricular Tachycardia Ablation System which consists of the Chilli(R) Cooled Ablation Catheter and the Model 8004 Radiofrequency Generator. In January 1999, the FDA granted clearance of the Company's application pursuant to section 510(k) of the Food, Drug & Cosmetics Act of 1938, as amended (the 510(k) application) to commercially release its Mercator(R) Atrial High Density Array Catheter which is intended to be used in the right atrium for diagnostic mapping procedures. In August 1997, the FDA granted clearance of the Company's 510(k) application for the Model 8100/8300 Arrhythmia Mapping System for basic diagnostic electrophysiology studies. The Arrhythmia Mapping System for diagnostic mapping of ventricular tachycardia is in various stages of clinical testing, and clinical data obtained to date are insufficient to demonstrate the safety and efficacy of this product under applicable FDA regulatory guidelines. In addition, the ablation catheter and ablation equipment that together form the Atrial Fibrillation Ablation System are in the early stages of clinical testing and will require further development. See "Factors That May Impact Future Operating Results - Clinical Trials" for a discussion of the status of the clinical trials conducted to date for the Company's products.

   The design, manufacturing, labeling, distribution and marketing of the Company's products are subject to extensive and rigorous government regulation in the United States and certain other countries where the process of obtaining required regulatory approvals is lengthy, expensive and uncertain. In order for the Company to market its products in the United States, the Company must obtain clearance or approval from the FDA. The Company does not anticipate filing a PMA application for any additional system for at least a year, and does not anticipate receiving a PMA for any such system for at least one year to two years after such PMA application is accepted for filing, if at all. The Company will not generate any significant revenue in the United States from its Arrhythmia Mapping System for diagnostic mapping of ventricular tachycardia or its Atrial Fibrillation Ablation System unless and until such products obtain clearance or approval from the FDA.

   For the Company's products which have recently obtained FDA clearance or approval, there can be no assurance that any such products will be successfully commercialized or that the Company will achieve significant revenues from either domestic or international sales. Although the FDA granted PMA approval for the Ventricular Tachycardia Ablation System, 510(k) clearance for the Mercator atrial catheter, and 510(k) clearance for the Arrhythmia Mapping System for basic diagnostic studies, the Company does not have any experience in manufacturing, marketing or selling these products in commercial quantities. In order to successfully implement its business plan, the Company must manufacture in commercial quantities and sell the Ventricular Tachycardia Ablation System. Furthermore, the Company will need to expend significant capital resources and develop manufacturing expertise to establish large-scale manufacturing capabilities. Manufacturers often encounter difficulties in scaling up production of new products, including problems involving production yields, quality control and assurance, component supply shortages, shortages of qualified personnel, compliance with FDA regulations, and the need for further FDA approval of new manufacturing processes. The Company intends to market its products primarily through a direct sales force in the United States and indirect sales channels internationally. Establishing a marketing and sales capability sufficient to support sales in commercial quantities will require substantial efforts and require significant management and financial resources. See "Factors That May Impact Future Operations."

   Reduction in Force. In February 1999, the Company reduced its work force company-wide by approximately 15%. The Company will record costs associated with the reduction in force of approximately $150,000 in the three month period ending March 31, 1999. The Company does not expect to realize any material reductions in expenses from the reduction in force until the last quarter of fiscal 1999 or the first quarter of fiscal 2000 at the earliest.

RESULTS OF OPERATIONS

   Net Sales. The Company's net sales to date have resulted primarily from limited sales of Radii supraventricular tachycardia mapping and ablation catheters, Trio/Ensemble diagnostic catheters, Chilli cooled ablation catheters, Mercator mapping baskets, Radiofrequency Generator Systems and Arrhythmia Mapping Systems. The Company's net sales increased to $967,000 for the three months ended December 31, 1998 compared to $360,000 for the three months ended December 31, 1997. For the six months ended December 31, 1998, the Company had net sales of $2.1 million compared to $922,000 for the six months ended December 31, 1997. The increase in net sales for the three and six months ended December 31, 1998 compared to the same periods in the prior year was primarily due to higher overall shipments of Trio/Ensemble and Radii catheters.

   In December 1995, the Company received $3.0 million pursuant to a royalty agreement with Arrow. This amount was recorded as deferred royalty income and will be amortized to income for those Trio/Ensemble catheters that Arrow manufactures and sells or ratably over the period for which the related technology patents expire. A total of $219,000 of royalty income related to the agreement has been recorded through December 31, 1998, of which $75,000 was recognized in the three months ended December 31, 1998.

   Cost of Goods Sold. Cost of goods sold primarily includes raw materials costs, catheter fabrication costs, and system assembly and test costs. Cost of goods sold was $1.1 million for the three months ended December 31, 1998 and resulted in a gross margin deficit of $84,000. For the three months ended December 31, 1997, cost of goods sold was $620,000 and resulted in a gross margin deficit of $261,000. For the six months ended December 31, 1998, the Company had a gross margin deficit of $16,000 compared to $349,000 for the six months ended December 31, 1997. The decrease in the gross margin deficit for the three and six months ended December 31, 1998 compared to the same periods in the prior year was primarily due to increased sales volumes, changes in sales mix and improved manufacturing yields. These improvements were offset in part by increased overhead and training costs for manufacturing personnel in connection with the expansion of catheter production capacity. In addition, the Company incurred higher costs associated with quality control and manufacturing engineering activities to support higher production volumes in the three and six months ended December 31, 1998. The Company expects its gross margins to fluctuate in the future as its products are commercialized.

   Research and Development. Research and development expenses include costs associated with product research, clinical trials, prototype development, obtaining regulatory approvals and costs associated with hiring regulatory, clinical, research and engineering personnel. Research and development expenses decreased slightly to $3.3 million for the three months ended December 31, 1998 from $3.6 million for the three months ended December 31, 1997. Research and development expenses were $6.7 million for the six months ended December 31, 1998 compared to $7.1 million for the six months ended December 31, 1997. The decrease in research and development expenses was primarily attributable to decreased costs related to clinical trials of the Chilli cooled ablation system, for which patient enrollment was completed in December 1997, and decreased costs in the procurement of prototype materials. These decreases were offset by increased costs associated with consulting services, facilities and the placement at clinical sites of Arrhythmia Mapping Systems and Radiofrequency Generator Systems and catheter products to support the Company's high resolution mapping and linear ablation studies. The Company believes that research and development expenditures will increase in the future as the Company invests in product and process improvements related to its ventricular tachycardia and atrial fibrillation products, expands clinical research activities and increases its research and development efforts related to new products and technologies.

Selling, General and Administrative. Selling, general and administrative expenses include compensation and benefits for sales, marketing, senior management and administrative personnel, various legal and professional fees including those in connection with obtaining patent protection, and costs of trade shows. Selling, general and administrative expenses increased to $1.7 million for the three months ended December 31, 1998 from $1.1 million for the three months ended December 31, 1997. Selling, general, and administrative expenses were $3.1 million for the six months ended December 31, 1998, compared to $2.0 million for the six months ended December 31, 1997. The increase was primarily attributable to higher expenditures for sales and marketing personnel and services to support expanding international and domestic sales, marketing and customer service activities and increased costs associated with demonstration units and product marketing materials. The Company anticipates that selling, general and administrative expenses will increase in future periods as additional personnel are added to support growing business operations in all functional areas.

   Other Income (Expense), Net. Other income (expense), net decreased to net other income of $61,000 for the three months ended December 31, 1998 from $388,000 for the three months ended December 31, 1997. Other income (expense), net was $192,000 for the six months ended December 31, 1998, compared to $770,000 for the six months ended December 31, 1997. The reduction in net other income was the result of declining interest income on lower cash, cash equivalent and short-term investment balances.

   Net Loss. The Company's net loss increased to $5.0 million for the three months ended December 31, 1998 from $4.6 million for the three months ended December 31, 1997. The net loss was $9.6 million for the six months ended December 31, 1998, compared to $8.6 million for the six months ended December 31, 1997. The increase in the Company's net loss primarily resulted from increased costs associated with expanded manufacturing capacity, increased selling, general and administrative expenses and lower interest income.

   Impact of Adoption of New Accounting Standards. In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130 (FAS 130), "Reporting Comprehensive Income" which requires the reporting and presentation of comprehensive income and its components in the financial statements. Comprehensive income reflects certain items not currently reported in measuring net income such as changes in value of available-for-sale securities and foreign currency translation adjustments. FAS 130 was adopted in the first quarter of fiscal year 1999 and did not have a material effect on its financial statements.

   In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131 (FAS 131), "Disclosures about Segments of an Enterprise and Related Information" which supersedes the current segment reporting requirements of Statement of Financial Accounting Standards No. 14 (FAS 14), "Financial Reporting for Segments of a Business Enterprise," as amended. FAS 131 requires the reporting of certain financial and other disclosures related to the Company's operating segments which are identified using a "management approach." Operating segments are revenue-producing components of the business for which separate financial information is produced internally and are subject to evaluation by the chief operating decision maker in the resource allocation process. The Company does not expect the adoption of FAS 131 to have a material effect on its financial statements. FAS 131 will become effective for the Company's year ending June 30, 1999.

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

LIQUIDITY AND CAPITAL RESOURCES

   Since inception, the Company has financed its operations through a combination of private placements of equity securities yielding $33.5 million, a bank line of credit of $6.0 million, equipment lease financing arrangements yielding $4.0 million and a prepaid royalty arrangement yielding $3.0 million. In addition, the Company closed its initial public offering in June 1996 and raised net proceeds of $43.1 million. As of December 31, 1998, the Company had $13.6 million in cash, cash equivalents and short-term investments.

   Net cash used in operating activities was $10.2 million and $7.9 million for the six months ended December 31, 1998 and 1997, respectively. For each of these periods, the net cash used in operating activities resulted primarily from net losses. Net cash provided from investing activities was $5.0 million and $11.4 million for the six months ended December 31, 1998 and 1997, respectively. Net cash provided by investing activities primarily resulted from maturities and sales of short-term investments, offset in part by purchases of short-term investments and equipment. Net cash provided by financing activities was $77,000 for the six months ended December 31, 1998 and net cash used in financing activities was $238,000 for the six months ended December 31, 1997.

   As of December 31, 1998, the Company had capital equipment of $8.5 million, less accumulated depreciation and amortization of $4.4 million, to support its clinical, development, manufacturing and administrative activities. The Company had financed $4.0 million from capital lease obligations through December 31, 1998. The Company expects capital expenditures to increase over the next several years as it expands facilities and acquires equipment to support the planned expansion of manufacturing capabilities. As of December 31, 1998, the Company had available an unused equipment lease financing facility (the "lease line") of approximately $1.1 million. The Company expects to utilize the lease line and a portion of the Company's existing cash resources to purchase additional equipment over the next six months.

   In May 1998, the Company obtained a term loan credit facility of $8.0 million from a commercial bank. The loan agreement provided for an initial advance of $6.0 million available for the repayment of a note payable and related accrued interest due to Sorin Biomedical (described below) with the remaining $2.0 million available for general corporate purposes. Advances can be made to the Company during a 12-month non-revolving drawdown period that expires in May 1999. Borrowings under the credit facility bear floating interest at the bank's prime rate plus 1.25% (9.00% at December 31, 1998), and the Company can elect a fixed interest rate option at the end of the 12-month drawdown period. Interest payments are due monthly following commencement of each advance and the outstanding balance of all borrowings under the credit facility will be fully amortized over the 36-month period following the end of the drawdown period with principal and interest payments due monthly. Under the terms of the loan agreement, all borrowings are collateralized by substantially all of the Company's assets and the Company must maintain certain financial ratios and other covenants. At December 31, 1998, the Company had an unused amount of $2.0 million under the credit facility that is available for drawdowns through May 1999. The Company was in compliance with all covenants as of December 31,

1998. However, if the Company does not raise additional funds from the sale of equity capital or generate substantial revenues from operations, there can be no assurance that the Company will be able to continue to comply with such covenants.

   In May 1998, the Company utilized $6.0 million of the term loan credit facility in order to repay a $4.5 million note payable and related accrued interest of approximately $1.5 million due to Sorin Biomedical. The $4.5 million note payable bore interest at the prime rate as quoted in the Wall Street Journal, and all principal and accrued interest was due on June 27, 1999. The early repayment of the note payable was made in connection with the termination of a product distribution agreement with Sorin Biomedical.

   The Company's future liquidity and capital requirements will depend upon numerous factors, including the progress of the Company's product development efforts, the progress of the Company's clinical trials, actions relating to regulatory matters, the costs and timing of expansion of product development, manufacturing, marketing and sales activities and the extent to which the Company's products gain market acceptance, and competitive developments. In order to successfully manufacture in commercial quantities and market and sell its FDA-cleared products and to apply for FDA marketing clearance for its remaining products, the Company will be required to raise additional funds through equity or debt financing in fiscal 1999. Absent successful fund raising, the Company will not have sufficient resources to successfully commercialize its products and believes that such inability will have a material adverse effect on the Company's business, financial condition and results of operations.

   The factors described in the previous paragraph, "Factors That May Impact Future Operations" and elsewhere in this Report will impact the Company's future capital requirements and the adequacy of its available funds. The Company will be required to raise additional funds through public or private financing, collaborative relationships or other arrangements in fiscal 1999. There can be no assurance that such additional funding, will be available on terms acceptable to the Company, if at all. Furthermore, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve additional restrictive covenants. Collaborative arrangements with a capital raising component may require the Company to relinquish its rights to certain of its technologies, products or marketing territories. The failure of the Company to raise capital would have a material adverse effect on the Company's business, financial condition and results of operations.

    YEAR 2000 IMPACT ON INFORMATION TECHNOLOGY AND BUDGETS AND YEAR 2000 COMPLIANCE

   Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, in less than one year, computer systems and/or software used by many companies may need to be upgraded to comply with such "Year 2000" requirements. Significant uncertainty exists in the software industry concerning the potential effects associated with such compliance. The Company commenced a program in fiscal 1998, to be substantially completed by mid calendar 1999, to review the Year 2000 compliance status of the software and systems used in its internal business processes, to obtain appropriate assurances of compliance from the manufacturers of these products and agreements to modify or replace all non-compliant products. The Company has contacted its major suppliers to determine whether the products obtained by the Company from such vendors are Year 2000 compliant. To date, the Company has not received responses from many of such suppliers. The Company's suppliers are under no contractual obligation to provide such information to the Company. In addition, the Company is considering converting certain of its software and systems to commercial products that are known to be Year 2000 compliant. Implementation of software products of third parties, however, will require the dedication of substantial administrative and management information resources, the assistance of consulting personnel from third party software vendors and the training of the Company's personnel using such systems. Based on the information available to date, the Company believes it will be able to complete its Year 2000 compliance review and make necessary modifications prior to mid calendar 1999. Software or systems that are deemed critical to the Company's business are scheduled to be Year 2000 compliant by mid calendar 1999. Nevertheless, particularly to the extent the Company is relying on the products of other vendors to resolve Year 2000 issues, there can be no assurances that the Company will not experience delays in implementing such products. If key systems, or a significant number of systems were to fail as a result of Year 2000 problems, or the Company were to experience delays implementing Year 2000 compliant software products, the Company could incur substantial costs and disruption of its business, which would potentially have a material adverse effect on the Company's business, financial condition and results of operations.

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

FACTORS THAT MAY IMPACT FUTURE OPERATIONS

   Limited Operating History; History of Losses and Expectation of Future Losses

   The Company was founded in 1991 and to date has engaged primarily in researching, developing, testing and obtaining regulatory clearances for its products. The Company has experienced significant operating losses since inception. As of December 31, 1998, the Company had an accumulated deficit of $71.0 million. To date, the Company has generated only limited revenues from sales of its products and expects its operating losses to continue through at least the end of fiscal 2000 as it continues to expend substantial funds for clinical trials in support of regulatory approvals, expansion of research and development activities, establishment of commercial scale manufacturing capabilities and expansion of sales and marketing activities. There can be no assurance that any of the Company's potential products for diagnosis and treatment of ventricular tachycardia and atrial fibrillation will either receive regulatory approvals for marketing or be successfully commercialized or that the Company will achieve significant revenues from either international or domestic sales. The Company anticipates that it will need to raise additional funds in fiscal 1999 in order to successfully manufacture in commercial quantities and sell its FDA-cleared products and to apply for FDA clearance for additional products. In addition, there can be no assurance that the Company will achieve or sustain profitability in the future or meet the expectations of securities industry analysts. The Company's results of operations may fluctuate significantly from quarter to quarter or year to year and will depend on numerous factors, including actions relating to regulatory matters, progress of clinical trials, the extent to which the Company's products gain market acceptance, the scale-up of manufacturing abilities, the expansion of sales and marketing activities and competition.

   Additional Financing Required

   The Company will continue to expend substantial resources for research and development, including costs associated with conducting preclinical testing and clinical trials. The Company will be required to expend substantial funds in the course of completing required additional development, preclinical testing and clinical trials and regulatory approval for its products. The Company's future liquidity and capital requirements will depend on many factors, including (i) the timing and scope of the Company's manufacturing scale up for its products that have recently received FDA clearance; (ii) the scope and results of preclinical testing and clinical trials; (iii) the retention of existing and establishment of further collaborative arrangements, if any; (iv) continued scientific progress in research and development programs; (v) the size and complexity of these programs; (vi) the time and expense involved in obtaining regulatory approvals, if any; (vii) competing technological and market developments; (viii) the time and expense of filing and prosecuting patent applications and enforcing patent claims; (ix) the cost of establishing manufacturing capabilities and conducting commercialization activities; and (x) other factors not within the Company's control.

   The Company will need to raise additional financing in fiscal 1999 through public or private financing, collaborative arrangements or other arrangements. Additional funding may not be available to the Company on favorable terms, if at all. Furthermore, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Collaborative arrangements may require the Company to relinquish its rights to certain of its technologies, products or marketing territories. If the Company fails to raise additional funds when needed, its business, financial condition and results of operations will be materially adversely affected.

   Clinical Trials

   The Ventricular Tachycardia Ablation System, Arrhythmia Mapping Systems and Atrial Fibrillation Ablation System are in various stages of clinical testing. Other than with respect to the Ventricular Tachycardia Ablation System, the Mercator Atrial Mapping Basket, and the Arrhythmia Mapping System for basic electrophysiology studies for which FDA approval or clearance was obtained, the clinical data to date is insufficient to demonstrate the safety and efficacy of these products under applicable FDA regulations and guidelines. There can be no assurance that any of the Company's products will prove to be safe and effective in clinical trials under applicable United States or international regulations and guidelines or that additional modifications to the Company's products will not be necessary. In addition, the clinical trials may identify significant technical or other obstacles to be overcome prior to obtaining necessary regulatory or reimbursement approvals. In addition, the ablation catheter and ablation equipment that together form the Company's Atrial Fibrillation Ablation System are still under development. There can be no assurance that the Company will be successful in completing development of the atrial fibrillation product and submitting the appropriate Investigational Device Exemption supplement ("IDEs") or that the FDA will permit the Company to undertake clinical trials of the atrial fibrillation product. If the Arrhythmia Mapping System for Ventricular Tachycardia and Atrial Fibrillation Ablation System and their component catheters and equipment do not prove to be safe and effective in clinical trials or if the Company is otherwise unable to commercialize these products successfully, the Company's business, financial condition and results of operations will be materially adversely affected. In addition, because ablation treatment of these cardiac arrhythmias is a relatively new and to date untested treatment, the long-term effects of radiofrequency ablation on patients are unknown. As a result, the long-term success of ablation therapy in treating ventricular tachycardia and atrial fibrillation will not be known for several years.

   On February 2, 1999, the Company obtained PMA approval for the Chilli Cooled Ablation Catheter and the Model 8004 Radiofrequency Generator and Integrated Fluid Pump, the products that together form the Company's Ventricular Tachycardia Ablation System. In May 1997, the Company completed an IDE feasibility study of the Mercator Left Ventricular Mapping Basket and the Model 8100/8300 Arrhythmia Mapping System, the products that together form the Company's Arrhythmia Mapping System for diagnostic mapping of ventricular tachycardia. The Company is currently conducting a clinical trial for the Local Sector Mapping Basket, a variation of the Mercator Left Ventricular Mapping Basket. On January 27, 1999, the Company received 510(k) clearance for the Mercator Atrial Mapping Basket sizes 70cc and 100cc and the Model 8100/8300 Arrhythmia Mapping System, the products that together form the Company's Arrhythmia Mapping System for diagnostic mapping of the right atrium. The company is continuing to enroll patients in the study for the 130cc-size basket to support a special 510(k) submission. The Company is currently conducting a clinical trial of the Local Sector Mapping Basket in the right atrium. In April 1997, the Company completed a feasibility study of the Nexus Linear Lesion Catheter and Model 8002 Radiofrequency Generator and Integrated Fluid Pump, the products that together form the Company's Atrial Fibrillation Ablation System. The Company submitted an IDE for the treatment of Atrial Fibrillation for a second version of the Nexus Linear Lesion Catheter in December 1998 which was conditionally approved in January 1999. The Company discontinued a clinical trial for a second version of the Nexus Linear Lesion Catheter for the treatment of atrial flutter in February 1999.

   Ventricular Tachycardia Ablation System. The Company obtained PMA approval for the Chilli Cooled Ablation Catheter and Model 8004 Radiofrequency Generator and Fluid Pump on February 2, 1999. The approval requires a post approval study be performed.

   Arrhythmia Mapping System for Ventricular Tachycardia. In January 1997, the Company received FDA approval to conduct an IDE feasibility study to evaluate the safety of the Arrhythmia Mapping System for diagnostic mapping of ventricular tachycardia. The feasibility study was conducted at three clinical sites in the United States and Europe and involved a total of 14 patients. The purpose of the clinical trial was to evaluate and test the success of the deployment of the Mercator Left Ventricular Mapping Basket into the ventricle, the fit of the catheter and the system's ability to accurately map the electrical signals of the left ventricle. There was no thrombus formation on any mapping basket used in the 40 studies. Of the 40 patients evaluated, one patient developed asymptomatic aortic regurgitation, one patient had a transient ischemic attack, and two patients developed pericardial effusions associated with the procedure. In July 1997, the Company submitted an IDE supplement to support commercialization of two types of baskets: the Mercator Left Ventricular Mapping Basket, a full chamber global basket evaluated in the feasibility study and a smaller, partial chamber high density Local Sector basket. Conditional approval was granted to initiate enrollment of 30 patients at five sites for the global basket. Three patients have been enrolled in this study as of February 9, 1999. The FDA requested a separate IDE for a study of the Sector Mapping Basket. A new IDE was submitted and received conditional approval in November 1997 to initiate enrollment of 30 patients at five sites in the Sector study. This study was initiated April 8, 1998, and seven patients have been enrolled in this trial as of February 9, 1999. These studies allow the use of the ventricular mapping baskets with the Ventricular Tachycardia Ablation System simultaneously. The Company believes that ventricular mapping will be an enabling technology for the treatment of high rate ventricular tachycardia, which is more common than slow rate ventricular tachycardia. Slow rate ventricular tachycardia is currently the only type of ventricular tachycardia amenable to ablation therapy using current techniques.

   Arrhythmia Mapping System for Atrial Fibrillation. In June 1997, the Company received IDE approval by the FDA to conduct a clinical trial of the Mercator Atrial Mapping Basket for the right atrium and Arrhythmia Mapping System for complex atrial tachyarrhythmias including atrial fibrillation. The clinical trial was being conducted at seven clinical sites in the United States and one in Europe. The purpose of this clinical trial was to demonstrate the equivalency of the Mercator Atrial Mapping Basket and the Arrhythmia Mapping System to commercially available mapping catheters. Enrollment in the clinical trial was completed on March 10, 1998 and the trial included 74 patients. There was no thrombus formation on any mapping basket used in the 74 studies. The Company submitted a 510(k) application for clearance of the Mercator Atrial Mapping Basket on July 17, 1998 and received clearance of two of the three basket sizes (70 and 100cc). Data for 12 additional cases will need to be collected for a special 510(k) submission requesting approval of the 130cc-sized basket. An IDE was submitted for a clinical study of the Local Sector Mapping Basket for the right atrium on February 20, 1998. The Company has approval to test 95 subjects at ten clinical sites, and 17 patients have been enrolled as of February 9, 1999.

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

   The Nexus Linear Lesion Catheter was modified to improve the ability to create linear lesions minimizing the need for commercial ablation catheter supplementation. The modifications include the addition of active deflection to facilitate tissue contact. An IDE supplement was submitted in October 1997 to support commercialization of the Nexus Linear Lesion Catheter in the right atrium to treat atrial flutter. Atrial flutter is an abnormal heart rhythm now commonly treated using catheter ablation, requiring the creation of a two to four centimeter linear lesion in the right atrium. The study received conditional approval in December 1997 to involve 30 patients at five sites and was further amended in October 1998 to allow delivery of 70 watts of power and use a superior approach to accessing the right atrium. The study was initiated in February 1998 and eight patients were enrolled as of February 3, 1999. The Company has also tested the Nexus Linear Lesion Catheter for atrial flutter and fibrillation in 13 patients in Europe as of February 9, 1999.

   A feasibility IDE for use of the modified Nexus Linear Lesion Catheter in the right and left atrium to treat atrial fibrillation was submitted on December 30, 1998, and was conditionally approved on January 29, 1999. Because the FDA is now open to an approval study route for the indication of treating atrial fibrillation with right atrial lesions exclusively, the Company has changed its regulatory strategy to pursue commercialization of the Nexus 2.0 for treating atrial fibrillation. On February 3, 1999, the Company discontinued the Nexus study to treat atrial flutter.

   No Existing Market

   On February 2, 1999, the Company received approval from the FDA of its PMA application to commercially release its Chilli Cooled Ablation System. In January 1999, the FDA granted 510(k) clearance of the Company's Mercator Atrial High Density Array Catheter. The Company's Model 8100/8300 Arrhythmia Mapping System (the "Model 8100/8300") received 510(k) clearance from the FDA in August 1997 for basic diagnostic electrophysiology studies. Although the Company has received such approval or clearance, there can be no assurance that such products will gain any significant degree of market acceptance among physicians, patients, and health care payors. There can be no assurance that these products will be successfully commercialized in the United States or in international markets. The Company believes that, as with any novel medical technology, there will be a significant learning process involved for physicians to become proficient. Broad use of such system will require training of electrophysiologists, and the time required to complete such training could adversely affect market acceptance. Failure of such product to achieve significant market acceptance would have a material adverse effect on the Company's business, financial condition and results of operations. Even if any or all such products achieve market acceptance, if the Company is unable to manufacture sufficient quantities of such product to satisfy customer demand, the Company's business, financial condition and results of operations would be materially adversely affected.

   Marketing and Distribution

   The Company currently has only a limited sales and marketing organization. The Company intends to market its products primarily through a direct sales force in the United States and indirect sales channels internationally. Establishing a marketing and sales capability sufficient to support sales in commercial quantities will require substantial efforts and require significant management and financial resources. There can be no assurance that the Company will be able to build such a marketing staff or sales force, that establishing such a marketing staff or sales force will be cost effective or that the Company's sales and marketing efforts will be successful. If the Company is successful in obtaining the necessary regulatory approvals for its products in international markets, it expects to establish a sales and marketing capability in those markets primarily through distributors. There can be no assurance that the Company will be able to enter into agreements with desired distributors on a timely basis or at all, or that such distributors will devote adequate resources to selling the Company's products. For example, the Company is currently in the process of selecting a new distributor in certain European countries. Failure to establish appropriate distribution relationships, including those European markets in which the Company does not currently have a distributor in place, could have a material adverse effect upon the Company's business, financial condition and results of operations.

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

   The Company has no experience manufacturing its products in the volumes that will be necessary for the Company to achieve significant commercial sales, and there can be no assurance that reliable, high volume manufacturing capacity can be established or maintained at commercially reasonable costs. If the Company receives FDA clearance or approval for its products, it will need to expend significant capital resources and develop manufacturing expertise to establish large scale manufacturing capabilities. In particular, the Company received FDA clearance for its Chilli Cooled Ablation Catheter on February 2, 1999 and will be required to manufacture such catheters in large volumes to successfully commercialize the product. Manufacturers often encounter difficulties in scaling up production of new products, including problems involving production yields, quality control and assurance, component supply shortages, shortages of qualified personnel, compliance with FDA regulations and the need for further FDA approval of new manufacturing processes. In addition, the Company believes that substantial per unit cost reductions in its manufacturing operations will be required for it to commercialize its catheters and systems on a profitable basis. Any inability of the Company to establish and maintain large scale manufacturing capabilities would have a material adverse effect on the Company's business, financial condition and results of operations.

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

                          CARDIAC PATHWAYS CORPORATION


PART II.     OTHER INFORMATION


ITEM 2.      CHANGES IN SECURITIES AND USE OF PROCEEDS

   Use of Proceeds. With respect to the requirements of Item 701(f) of Regulation S-K regarding the reporting of use of proceeds, pursuant to the information required to be reported by Item 701(f)(4)(viii), the Company used net proceeds in the amounts noted for the stated purposes since its quarterly report on Form 10-Q for the period ended September 30, 1998: purchase and installation of machinery and equipment - $286,600; repayment of indebtedness - $150,923; and working capital - $5,273,915.

ITEM 4.      SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

   At the Company's Annual Meeting of Stockholders on November 30, 1998, the stockholders approved the following actions:

A.      Election of Class III Directors

          Louis G. Lange, M.D.:           For:     8,890,630          Withheld:     368,427
          William N. Starling:            For:     8,890,630          Withheld:     368,427

B. The adoption of the 1998 Employee Stock Purchase Plan, to (i) reserve 100,000 shares of common stock for sale thereunder and
          (ii) increase the annual number of shares of common stock for sale thereunder, beginning on July 1, 1999, by the lesser of (a) 200,000 shares, (b) 1.5% of the common stock (outstanding as of the last day of the prior fiscal year) or (c) such amount as may be determined by the Company's Board of Directors.

          For:     5,329,467      Against:     1,695,074          Abstain         7,315

C. The amendment of the 1996 Director Option Plan to increase the number of shares available for issuance thereunder by 20,000 shares.

          For:     5,260,966      Against:     1,736,936          Abstain        33,954

D. The amendment of the 1991 Stock Plan to increase the number of shares available for issuance thereunder by 300,000 shares.

          For:     4,996,494      Against:     2,023,564          Abstain        11,798

E. Ratification of the appointment of Ernst & Young LLP as independent auditors for the Company for the fiscal year ending June 30, 1999.

          For:     9,225,550      Against:        29,542          Abstain         3,965


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) The exhibits listed on the accompanying Exhibit Index are filed as a part hereof.

(b) No reports on Form 8-K were filed by the Registrant during the three months ended December 31, 1998.

                          CARDIAC PATHWAYS CORPORATION


                                   SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


DATE:  FEBRUARY 16, 1999                 CARDIAC PATHWAYS CORPORATION


                                     /S/ WILLIAM N. STARLING
                                         --------------------------------------
                                         WILLIAM N. STARLING
                                         PRESIDENT AND CHIEF EXECUTIVE OFFICER


                                         /S/ G. MICHAEL LATTA
                                         --------------------------------------
                                         G. MICHAEL LATTA
                                         VICE PRESIDENT OF FINANCE AND CHIEF
                                         FINANCIAL OFFICER

                          CARDIAC PATHWAYS CORPORATION

                               INDEX TO EXHIBITS


  EXHIBIT NO.        EXHIBIT DESCRIPTION                                            PAGE NO.
  -----------        -------------------                                            --------
      27.1           Financial Data Schedule
