Form 10-Q
period 1999-03-31
CARDIAC PATHWAYS CORP
filed 1999-05-17
CIK 1012367

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549
                        ---------------------------------

                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended March 31, 1999.

                                       or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from _________ to ________.


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



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No


As of May 17, 1999 there were 10,038,578 shares of the Registrant's Common Stock outstanding.

                          CARDIAC PATHWAYS CORPORATION

                                      INDEX


PART I.     FINANCIAL INFORMATION                                                 PAGE NO.

Item 1.     Financial  Statements and Notes (Unaudited)

            Consolidated Balance Sheets as of March 31, 1999 and June 30, 1998 ..    3

            Consolidated Statements of Operations for the Three and Nine
            Months Ended March 31, 1999 and 1998 ................................    4

            Consolidated Statements of Cash Flows for the Nine Months Ended
            March 31, 1999 and 1998..............................................    5


            Notes to Consolidated Financial Statements ..........................    6

Item 2.     Management's Discussion and Analysis of Financial Condition and
            Results of Operations................................................    9

Item 3.     Quantitative and Qualitative Disclosures about Market Risk ..........   29

PART II.    OTHER INFORMATION

Item 2.     Changes in Securities and Use of Proceeds ...........................   30

Item 6.     Exhibits and Reports on Form 8-K ....................................   30

SIGNATURES ......................................................................   31


PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS AND NOTES

                          CARDIAC PATHWAYS CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                                                           March 31,                June 30,
                                                                                             1999                   1998 (1)
                                                                                         ------------             ------------
                                     ASSETS
Current assets:
   Cash and cash equivalents                                                             $    955,614             $  7,268,877
   Short-term investments                                                                   1,208,044               17,248,500
   Accounts receivable, net of allowance for doubtful accounts
      of $40,000 at March 31, 1999 and $16,500 at June 30, 1998                             1,369,679                  523,455
   Inventories                                                                              1,257,548                  668,042
   Prepaid expenses                                                                           297,297                  317,549
   Other current assets                                                                       320,096                  526,193
                                                                                         ------------             ------------
             Total current assets                                                           5,408,278               26,552,616
   Restricted cash equivalents                                                              3,000,000                       --
   Restricted investments                                                                   3,300,000                       --
Property and equipment, net                                                                 4,399,985                3,632,488
Notes receivable from related parties                                                         234,108                  260,477
Deposits and other assets                                                                     324,463                  488,996
                                                                                         ------------             ------------
                                                                                         $ 16,666,834             $ 30,934,577
                                                                                         ============             ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                                       $    898,467             $  1,079,772
  Accrued compensation and related benefits                                                   599,038                  601,307
  Accrued clinical expenses                                                                 1,044,435                1,144,556
  Other accrued expenses                                                                      525,642                  654,670
  Current obligations under capital leases                                                    408,600                  554,806
  Current portion of long-term debt                                                         1,666,667                  166,667
                                                                                         ------------             ------------
           Total current liabilities                                                        5,142,849                4,201,778
Long-term obligations under capital leases                                                    405,730                  483,586
Deferred royalty income                                                                     2,705,862                2,930,862
Long-term debt, less current portion                                                        4,333,333                5,833,333

Commitments
Stockholders' equity:
   Preferred stock, $.001 par value; 5,000,000 shares authorized and none issued
        and outstanding at March 31, 1999 and June 30, 1998                                        --                       --
   Common stock, $.001 par value; 30,000,000 shares authorized; 9,979,084 shares issued and outstanding at March 31, 1999 and 9,795,974
       at June 30, 1998                                                                         9,979                    9,796
   Additional paid-in capital                                                              80,046,394               79,783,779
   Receivable from stockholder                                                               (385,000)                (385,000)
   Accumulated deficit                                                                    (75,366,834)             (61,417,629)
   Deferred compensation                                                                     (225,479)                (505,928)
                                                                                         ------------             ------------
           Total stockholders' equity                                                       4,079,060               17,485,018
                                                                                         ------------             ------------
                                                                                         $ 16,666,834             $ 30,934,577
                                                                                         ============             ============


(1) Derived from the Company's audited consolidated balance sheet as of June 30, 1998.


                See notes to consolidated financial statements.

                          CARDIAC PATHWAYS CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                             Three months ended                         Nine months ended
                                                                  March 31,                                  March 31,
                                                     ----------------------------------          ----------------------------------
                                                         1999                 1998                   1999                    1998
                                                     ------------          ------------          ------------          ------------
Net sales                                            $  1,322,960          $    737,947          $  3,427,277          $  1,659,451
Cost of goods sold                                        991,119               793,057             3,111,677             2,063,366
                                                     ------------          ------------          ------------          ------------
   Gross margin (deficit)                                 331,841               (55,110)              315,600              (403,915)
Operating expenses:
   Research and development                             3,069,920             3,581,398             9,783,331            10,687,922
   Selling, general and administrative                  1,596,064             1,041,843             4,669,302             3,000,259
                                                     ------------          ------------          ------------          ------------
           Total operating expenses                     4,665,984             4,623,241            14,452,633            13,688,181
                                                     ------------          ------------          ------------          ------------
Loss from operations                                   (4,334,143)           (4,678,351)          (14,137,033)          (14,092,096)
Other income (expense):
   Interest income                                        140,785               427,663               652,594             1,483,191
   Interest expense                                      (157,014)             (130,717)             (496,620)             (439,089)
   Other, net                                              11,822                37,752                31,854                61,082
                                                     ------------          ------------          ------------          ------------
           Total other income (expense), net               (4,407)              334,698               187,828             1,105,184
                                                     ------------          ------------          ------------          ------------
Net loss                                             ($ 4,338,550)         ($ 4,343,653)         ($13,949,205)         ($12,986,912)
                                                     ============          ============          ============          ============

Net loss per share - basic and diluted               $      (0.43)         $      (0.45)         $      (1.41)         $      (1.35)
                                                     ============          ============          ============          ============

Shares used in computing
    net loss per share - basic and diluted              9,974,000             9,723,000             9,909,000             9,603,000
                                                     ============          ============          ============          ============

                See notes to consolidated financial statements.

                          CARDIAC PATHWAYS CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                        Nine months ended
                                                                             March 31,
                                                               ------------------------------------
                                                                   1999                  1998
                                                               -------------         --------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                       $(13,949,205)         $(12,986,912)
Adjustments to reconcile net loss to net cash
   used in operating activities:
   Depreciation and amortization                                    949,959               970,909
   Amortization of deferred royalty income                         (225,000)              (18,134)
   Amortization of deferred compensation                            146,042               196,927
   Gain on disposal of property and equipment                            --               (30,122)
   Issuance of common stock warrants                                     --                60,351
   Issuance of nonqualified stock options for services                3,811                65,121
Changes in operating assets and liabilities:
   Accounts receivable                                             (846,224)             (325,239)
   Inventories                                                     (589,506)             (117,548)
   Prepaid expenses                                                  20,252               224,613
   Other current assets                                             206,097               148,454
   Accounts payable                                                (181,305)              (75,734)
   Accrued compensation and related benefits                         (2,269)               66,381
   Accrued clinical expenses                                       (100,121)              292,290
   Other accrued expenses                                          (129,028)              (49,586)
   Interest payable                                                      --               291,125
                                                               ------------          ------------
Net cash used in operating activities                           (14,696,497)          (11,287,104)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of short-term investments                              (2,312,448)          (22,658,792)
Maturities and sales of short-term investments                   18,352,904            35,301,450
Purchases of property and equipment, net                         (1,491,055)           (1,139,300)
Decrease in notes receivable                                         26,369               141,492
(Increase) decrease in deposits and other assets                    164,533               (83,117)
                                                               ------------          ------------
Net cash provided by investing activities                        14,740,303            11,561,733
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments under capital lease obligations                 (450,463)             (716,627)
Amounts held as restricted cash equivalents                      (3,000,000)                   --
Reclassification of restricted short-term investments            (3,300,000)                   --
Proceeds from sale of common stock                                  393,394               350,838
Decrease in note receivable from stockholder                             --                10,000
                                                               ------------          ------------
Net cash used in financing activities                            (6,357,069)             (355,789)
                                                               ------------          ------------
Net decrease in cash and cash equivalents                        (6,313,263)              (81,160)
   Cash and cash equivalents at beginning of period               7,268,877             5,091,426
                                                               ------------          ------------
   Cash and cash equivalents at end of period                  $    955,614          $  5,010,266
                                                               ============          ============



                See notes to consolidated financial statements.

                          CARDIAC PATHWAYS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                                   (UNAUDITED)


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

         The operating results for the three and nine month periods ended March 31, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 1999. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1998.

         The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed under "Management's Discussion and Analysis of Financial Condition and Results of Operations - Recent Developments," the Company does not have sufficient resources to continue operations beyond May 21, 1999. Additionally, the Company does not have a committed source of financing to meet its cash flow needs over the very short term. These matters raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.


2.        CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

         The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. All other liquid investments are classified as short-term or restricted investments. At March 31, 1999 and June 30, 1998, all short-term investments were classified as available-for-sale and held-to-maturity. The amortized cost of held-to-maturity securities is adjusted for the amortization of premiums and the accretion of discounts to maturity. Such amortization of premiums and accretion of discounts are included in interest income. Available-for-sale securities are carried at fair value with unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity. To date, the Company has not experienced any significant unrealized gains or losses on available-for-sale securities and, accordingly, no adjustments have been made to stockholders' equity.

         At March 31, 1999, the Company had restricted cash equivalents and investments of $3,000,000 and $3,300,000, respectively, pursuant to a loan agreement with Silicon Valley Bank. The Company is not in compliance with its financial covenants required by the Company's loan agreement under which Silicon Valley Bank may require the Company to collateralize up to 105% of the outstanding principal balance of the loan as long as the Company remains out of compliance with its covenants. The outstanding principal balance of the loan was $6,000,000 as of March 31, 1999. The $6,300,000 pledged amounts are not available to the Company to support its operations or to meet its cash flow requirements.

The following is a summary of held-to-maturity and available-for-sale securities at cost, which approximates fair value:

                                                     MARCH 31,           JUNE 30,
DESCRIPTION (UNRESTRICTED)                             1999                1998
                                                    -----------         -----------
Held-to-maturity:
    U.S. government agency                           $        --         $ 2,996,886
    U.S. corporate obligations                                --          10,751,614

Available-for-sale:
    U.S. corporate obligations                         1,208,044                  --
    Auction rate preferred stock                              --           3,500,000
                                                     -----------         -----------
                                                       1,208,044          17,248,500
Amounts classified as cash equivalents                        --                   --
                                                     -----------         -----------

Amounts included in short-term investments           $ 1,208,044         $17,248,500
                                                     ===========         ===========


                                                      MARCH 31,           JUNE 30,
DESCRIPTION (RESTRICTED)                                1999                1998
                                                     -----------         -----------

Available-for-sale:
    Certificate of Deposit                           $ 3,000,000         $        --
    U.S. corporate obligations                         3,300,000                  --
                                                     -----------         -----------
                                                       6,300,000                  --
Amounts classified as cash equivalents                 3,000,000                  --
                                                     -----------         -----------

Amounts included in restricted investments           $ 3,300,000         $        --
                                                     ===========         ===========


         There were no material realized gains or losses for the three and nine month periods ending March 31, 1999 and 1998. The cost of securities sold is based on the specific identification method. In the three months ended March 31, 1999, the Company sold certain of its held-to-maturity securities to meet its liquidity needs. All securities held at March 31, 1999 are classified as available-for-sale.

3.       CONSOLIDATED BALANCE SHEET COMPONENTS

         Certain balance sheet components are as follows:

                                               MARCH 31,          JUNE 30,
                                                 1999              1998
                                              ----------         ----------
Inventories:
     Raw materials                             $  598,800         $  432,867
     Work-in-process                              476,862            123,052
     Finished goods                               181,886            112,123
                                               ----------         ----------

                                               $1,257,548         $  668,042
                                               ==========         ==========


                                                MARCH 31,          JUNE 30,
                                                  1999              1998
                                               ----------         ----------
Property and equipment:
     Equipment                                 $6,591,431         $5,626,967
     Leasehold improvements                       422,062            348,610
     Equipment-in-process                       2,054,158          1,523,411
                                               ----------         ----------
                                                9,067,651          7,498,988
     Less accumulated depreciation and
     amortization                               4,667,666          3,866,500
                                               ----------         ----------
                                               $4,399,985         $3,632,488
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

5.        RECENT PRONOUNCEMENTS

         In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130 (FAS 130), "Reporting Comprehensive Income," which requires the reporting and presentation of comprehensive income and its components in the financial statements. Comprehensive income reflects certain items not reported in measuring net income such as changes in value of available-for-sale securities and foreign currency translation adjustments. The Company has adopted FAS 130 as of the first quarter of fiscal 1999. FAS 130 establishes new rules for the reporting and display of comprehensive income and its components, however it has no impact on the Company's net income or total stockholder's equity.

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

6.        RECENT DEVELOPMENTS

         For a discussion of certain recent developments, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Recent Developments."


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors that include, but are not limited to, the risks discussed in "Factors That May Impact Future Operations" as well as those discussed in the following "Recent Developments" and "Overview" sections. These forward looking-statements include (i) the statements in the "Recent Developments" section, including the statements in the first paragraph regarding the time period through which the Company will have sufficient resources to continue operations, the date on which the Company will cease operations in the absence of financing, the impact of a liquidation upon the holders of Common Stock, the statements in the third paragraph regarding the Company's expectations with regard to formal notice of deficiency from Nasdaq and many of the statements under "Negotiations Regarding Preferred Stock Financing," (ii) the statements in the "Overview" section including the statement in the first paragraph relating to expectations of operating losses, the statement in the third paragraph relating to anticipated filing and approval time periods for premarket approval applications, and the statements in the fourth paragraph relating to the commercialization of products that have received Food and Drug Administration ("FDA") manufacturing approval and, the statements related to the manufacturing, marketing, and distribution of the Company's products; (iii) the statements in "Results of Operations" including statements in the last sentence of "Cost of Goods Sold," the statements in the last sentence of each of the "Research and Development", "Selling, General and Administrative" paragraphs; and (iv) the statements in the "Liquidity and Capital Resources" section including the statements regarding future capital expenditures in the third paragraph, the Company's forecast of the period of time through which its financial resources will be adequate to support its operations in the sixth paragraph and the statements in the seventh paragraph regarding potential sources of additional capital resources.

RECENT DEVELOPMENTS

    Immediate Need for Additional Financing

    As of May 14, 1999, the Company's balance of cash, cash equivalents and short-term investments was only $450,000. The Company does not have a committed source of financing to meet its cash flow needs over the very short term. In the absence of an immediate in flow of capital, the Company does not have sufficient resources to continue operations beyond May 21, 1999. If the Company is not successful in raising additional capital, it will cease operations on or before Friday, May 21, 1999. The Company does not believe that any funds would be available for holders of Common Stock in the event of a liquidation.

    Noncompliance With Loan Covenants

    The Company's long-term credit facility with Silicon Valley Bank requires the Company to collateralize 105% of the principal balance of the loan in the event of noncompliance with the restrictive covenants of the facility. In late March 1999, as a result of noncompliance with certain financial covenants required by the facility, the Company fully collateralized its $6.0 million loan obligation to Silicon Valley Bank by pledging $3.0 million of cash and $3.3 million of short-term investments as collateral for the loan. As a result, these pledged amounts are not available to the Company to support its operations or to meet its cash flow requirements.

    Negotiations Regarding Preferred Stock Financing

    The Company is currently negotiating definitive agreements in connection with a preferred stock financing (the "Financing") that, if closed, would result in a significant infusion of capital into the Company. The participants in such Financing would be certain accredited investors, including certain current stockholders of the Company. As of the filing of this Form 10-Q there is no commitment on the part of the investors to provide financing to the Company. Therefore, there can be no assurance that the Company will be able to successfully negotiate and enter into definitive agreements regarding such Financing. Negotiations could break down at any time as significant matters have not yet been agreed upon.

    Even if the Company is able to negotiate and enter into definitive agreements regarding the Financing, the proposed terms of the Financing include the issuance of preferred stock having rights, including voting rights, preferences, including dividend and liquidation preferences, and privileges substantially superior to those of the Common Stock. In addition, if completed, the Financing will be severely dilutive to the holders of Common Stock.

    Even if the Company is able to negotiate and enter into definitive agreements in connection with the Financing, there can be no assurance that the Financing will close. The Financing will be subject to customary conditions to closing, including the requirement of approval by the Company's stockholders of certain matters in connection with the Financing. The Financing, if agreed to, will include provisions for bridge financing designed to allow the Company to meet its cash flow requirements pending the closing. Although the Financing will be designed to raise sufficient capital to address the Company's net tangible asset deficiency under Nasdaq described below, there can be no assurance that the Financing will be completed or even if completed that Nasdaq will permit the continued listing of the Company's Common Stock. Nasdaq's decision with respect to continued listing will be based in part on the Company's ability to demonstrate to Nasdaq that the Company can sustain compliance with Nasdaq's listing requirements.

    Noncompliance with Requirements for Continued Listing on the Nasdaq National Market

    The Company's Common Stock is currently listed for trading on the Nasdaq Stock Market's National Market. On March 22, 1999, the Company issued a press release announcing, as described above, that it had pledged $6.3 million of cash as collateral for the credit facility with Silicon Valley Bank. On April 7, 1999, based upon information contained in such press release, Nasdaq requested that the Company provide additional information with respect to the Company's ability to meet Nasdaq's quantative maintenance requirements. On May 5, 1999, Nasdaq notified the Company that, based upon its review of the information provided by the Company, the Company was no longer in compliance with the net tangible assets requirement of $4.0 million for continued listing on the Nasdaq National Market under NASD Rule 4450(a) (Maintenance Standard 1). As a result of the Company's failure to meet the stated standards, Nasdaq is reviewing the Company's eligibility for continued listing on the Nasdaq National Market. In order to facilitate Nasdaq's review, the Company must provide by May 17, 1999 a proposal for achieving compliance. Over the last several months, the Company has considered various financing options and actively sought additional financing that would bring it back into compliance with the requirements of Nasdaq. However, other than with respect to the potential transaction described above under "Negotiations Regarding Preferred Stock Financing," the Company has not been able to obtain the required additional financing. Therefore, as of May 17, 1999, the Company does not have a definitive plan that will result in its meeting all Nasdaq National Market listing requirements. As a result, the Company expects that it will receive a formal notice of deficiency from Nasdaq shortly after May 17, 1999, at which time Nasdaq will commence the delisting process.

OVERVIEW

    The Company was founded in April 1991, operates in a single industry segment, and has engaged primarily in researching, developing, testing and obtaining regulatory clearances for its products. The Company has experienced significant operating losses since inception and as of March 31, 1999 had an accumulated deficit of approximately $75.4 million. The Company has generated only limited revenues from sales of Radii supraventricular tachycardia mapping and ablation catheters, Trio/Ensemble diagnostic catheters, Chilli cooled ablation catheters, certain mapping baskets, Radiofrequency Generator Systems and Arrhythmia Mapping Systems. The Company expects its operating losses to continue through at least the end of calendar 2000 as it continues to expend substantial funds to conduct its research and development activities, obtain regulatory approvals for its products, establish commercial-scale manufacturing capabilities and expand its sales and marketing activities.

    The Company believes that its Ventricular Tachycardia Ablation System, Arrhythmia Mapping Systems and Atrial Fibrillation Ablation System and their component catheters and equipment are currently the Company's only significant potential products. In February 1999, the FDA granted approval of the Company's premarket approval ("PMA") application to commercially release its Ventricular Tachycardia Ablation System which consists of the Chilli(R) Cooled Ablation Catheter and the Model 8004 Radiofrequency Generator. In January 1999, the FDA granted clearance of the Company's application pursuant to section 510(k) of the Food, Drug, & Cosmetics Act of 1938, as amended (the 510(k) application) to commercially release its Mercator(R) Atrial High Density Array Catheter which is intended to be used in the right atrium for diagnostic mapping procedures. In August 1997, the FDA granted clearance of the Company's 510(k) application for the Model 8100/8300 Arrhythmia Mapping System for basic diagnostic electrophysiology studies. The Arrhythmia Mapping System for diagnostic mapping of ventricular tachycardia is in various stages of clinical testing, and clinical data obtained to date are insufficient to demonstrate the safety and efficacy of this product under applicable FDA regulatory guidelines. In addition, the ablation catheter and ablation equipment that together form the Atrial Fibrillation Ablation System are in the early stages of clinical testing and will require further development. See "Factors That May Impact Future Operating Results - Clinical Trials" for a discussion of the status of the clinical trials conducted to date for the Company's products.

    The design, manufacturing, labeling, distribution and marketing of the Company's products are subject to extensive and rigorous government regulation in the United States and certain other countries where the process of obtaining required regulatory approvals is lengthy, expensive and uncertain. In order for the Company to market its products in the United States, the Company must obtain clearance or approval from the FDA. The Company does not anticipate filing a PMA application for any additional system for at least twelve months, and does not anticipate receiving a PMA for any such system for at least one year to two years after such PMA application is accepted for filing, if at all. The Company will not generate any significant revenue in the United States from its Arrhythmia Mapping System for diagnostic mapping of ventricular tachycardia or its Atrial Fibrillation Ablation System unless and until such products obtain clearance or approval from the FDA.

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


    Reduction in Force. During the quarter ended March 31, 1999, the Company reduced its work force company-wide by approximately 40%. The Company recorded costs associated with the reduction in force of approximately $225,000 in the three month period ending March 31, 1999. The Company does not expect to realize any material reductions in manufacturing or operating expenses from the reduction in force until the fourth quarter of fiscal 1999 or the first quarter of fiscal 2000 at the earliest.


RESULTS OF OPERATIONS

    Net Sales. The Company's net sales to date have resulted primarily from limited sales of Radii supraventricular tachycardia mapping and ablation catheters, Trio/Ensemble diagnostic catheters, Chilli cooled ablation catheters, Mercator mapping baskets, Radiofrequency Generator Systems and Arrhythmia Mapping Systems. The Company's net sales increased to $1.3 million for the three months ended March 31, 1999 compared to $738,000 for the three months ended March 31, 1998. The increase in net sales for the three months ended March 31, 1999 compared to the same period a year ago primarily resulted from initial sales of the Company's Chilli cooled ablation catheter in the U.S. market following FDA approval in February 1999. In addition, the Company had increased sales of both Chilli and Radii catheters in Europe during the quarter reflecting the establishment of certain distributor arrangements, particularly in Germany and France. These increases were offset in part by a slight decrease in Radii sales to Japan. For the nine months ended March 31, 1999, the Company had net sales of $3.4 million compared to $1.7 million for the nine months ended March 31, 1998. The increase in net sales for the nine months ended March 31, 1999 compared to the same period in the prior year was primarily due to higher overall shipments of Radii and Trio/Ensemble catheter products in Japan and Europe, and to a lesser extent, the initial product shipments in the U.S. market for the Chilli catheter noted above.

    In December 1995, the Company received $3.0 million pursuant to a royalty agreement with Arrow. This amount was recorded as deferred royalty income and will be amortized to income for those Trio/Ensemble catheters that Arrow manufactures and sells or ratably over the period for which the related technology patents expire. A total of $294,000 of royalty income related to the agreement has been recorded through March 31, 1999, of which $75,000 was recognized in the three months ended March 31, 1999.

    Cost of Goods Sold. Cost of goods sold primarily includes raw materials costs, catheter fabrication costs, and system assembly and test costs. Cost of goods sold was $991,000 for the three months ended March 31, 1999 and resulted in a gross margin of $332,000, or 25% of net sales. For the three months ended March 31, 1998, cost of goods sold was $793,000 and resulted in a gross margin deficit of $55,000. For the nine months ended March 31, 1999, the Company had a gross margin of $316,000, or 9% of net sales, compared to a gross margin deficit of $404,000 for the nine months ended March 31, 1998. The increase in the gross margins for the three and nine months ended March 31, 1999 compared to the same periods in the prior year was primarily due to increased sales volumes, changes in sales mix, improved manufacturing yields, and certain decreases in manufacturing spending during the quarter ended March 31, 1999. These improvements were offset in part by increased overhead and training costs for manufacturing personnel, and higher costs associated quality control and manufacturing engineering activities to support higher production volumes. The Company expects its gross margins to fluctuate in the future as its products are commercialized.

    Research and Development. Research and development expenses include costs associated with product research, clinical trials, prototype development, design and testing, and costs associated with obtaining regulatory approvals. Research and development expenses decreased to $3.1 million for the three months ended March 31, 1999 from $3.6 million for the three months ended March 31, 1998. Research and development expenses were $9.8 million for the nine months ended March 31, 1999 compared to $10.7 million for the nine months ended March 31, 1998. The decrease in research and development expenses was primarily attributable to decreased costs related to clinical trials of the Chilli cooled ablation system, for which patient enrollment was completed in December 1997, and decreased costs reflecting an overall smaller research and development organization. These decreases were offset by increased costs associated with consulting services, facilities and the placement at clinical sites of Arrhythmia Mapping Systems and Radiofrequency Generator Systems and catheter products to support the Company's high resolution mapping and linear ablation studies. The Company expects to expend substantial funds in the future to continue its product development programs.

    Selling, General and Administrative. Selling, general and administrative expenses include compensation and benefits for sales, marketing, senior management and administrative personnel, various legal and professional fees including those in connection with obtaining patent protection, and costs of trade shows. Selling, general and administrative expenses increased to $1.6 million for the three months ended March 31, 1999 from $1.0 million for the three months ended March 31, 1998. Selling, general, and administrative expenses were $4.7 million for the nine months ended March 31, 1999, compared to $3.0 million for the nine months ended March 31, 1998. The increases in both periods were primarily attributable to higher expenditures for sales and marketing personnel and services to support expanding international and domestic sales, marketing and customer service activities and increased costs associated with demonstration units and product marketing materials. The Company anticipates that selling, general and administrative expenses will increase in future periods as additional personnel are added to support growing business operations in all functional areas.

    Other Income (Expense), Net. Other income (expense), net decreased to net other expense of $4,000 for the three months ended March 31, 1999 from net other income of $335,000 for the three months ended March 31, 1998. Net other income was $188,000 for the nine months ended March 31, 1999, compared to $1.1 million for the nine months ended March 31, 1998. The reduction in net other income was the result of decreased interest income on significantly lower cash, cash equivalent and short-term investment balances.

    Net Loss. The Company's net loss remained approximately the same at $4.3 million for the three months ended March 31, 1999 and March 31, 1998. The net loss was $13.9 million for the nine months ended March 31, 1999, compared to $13.0 million for the nine months ended March 31, 1998.


    Impact of Adoption of New Accounting Standards. In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130 (FAS 130), "Reporting Comprehensive Income" which requires the reporting and presentation of comprehensive income and its components in the financial statements. Comprehensive income reflects certain items not currently reported in measuring net income such as changes in value of available-for-sale securities and foreign currency translation adjustments. FAS 130 was adopted in the first quarter of fiscal year 1999 and did not have a material effect on the Company's financial statements.

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

LIQUIDITY AND CAPITAL RESOURCES

    Since inception, the Company has financed its operations through a combination of private placements of equity securities yielding $33.5 million, a bank line of credit of $6.0 million, equipment lease financing arrangements yielding $4.0 million and a prepaid royalty arrangement yielding $3.0 million. In addition, the Company closed its initial public offering in June 1996 and raised net proceeds of $43.1 million. As of March 31, 1999, the Company had $2.2 million in unrestricted cash, cash equivalents and short-term investments.

    Net cash used in operating activities was $14.7 million and $11.3 million for the nine months ended March 31, 1999 and 1998, respectively. For each of these periods, the net cash used in operating activities resulted primarily from net losses. Net cash provided from investing activities was $14.7 million and $11.6 million for the nine months ended March 31, 1999 and 1998, respectively. Net cash provided by investing activities primarily resulted from maturities and sales of short-term investments, offset in part by purchases of short-term investments and equipment. Net cash used in financing activities was $6.4 million and $356,000 for the nine months ended March 31, 1999 and 1998, respectively. The net cash used in financing activities during the nine months ended March 31, 1999 was primarily due to amounts held as restricted cash and cash equivalents and the reclassification of restricted short-term investments in the current reporting period.

    As of March 31, 1999, the Company had capital equipment of $9.1 million, less accumulated depreciation and amortization of $4.7 million, to support its clinical, development, manufacturing and administrative activities. The Company had financed $4.0 million from capital lease obligations through March 31, 1999. The Company expects capital expenditures to increase over the next several years as it acquires equipment to support manufacturing operations. As of March 31, 1999, the Company had available an unused equipment lease financing facility of approximately $1.1 million.

    In May 1998, the Company obtained a term loan credit facility of $8.0 million from a commercial bank. The loan agreement provided for an initial advance of $6.0 million available for the repayment of a note payable and related accrued interest due to Sorin Biomedical (described below) with the remaining $2.0 million available for general corporate purposes. Advances can be made to the Company during a 12-month non-revolving drawdown period that expires in May 1999. Borrowings under the credit facility bear floating interest at the bank's prime rate plus 1.25% (9.00% at March 31, 1999), and the Company can elect a fixed interest rate option at the end of the 12-month drawdown period. Interest payments are due monthly following commencement of each advance and the outstanding balance of all borrowings under the credit facility will be fully amortized over the 36-month period following the end of the drawdown period with principal and interest payments due monthly. In May 1998, the Company utilized $6.0 million of the term loan credit facility in order to repay a $4.5 million note payable and related accrued interest of approximately $1.5 million due to Sorin Biomedical. The $4.5 million note payable bore interest at the prime rate as quoted in the Wall Street Journal, and all principal and accrued interest was due on June 27, 1999. The early repayment of the note payable was made in connection with the termination of a product distribution agreement with Sorin Biomedical. At March 31, 1999, the Company had an unused amount of $2.0 million under the credit facility that is available for drawdowns through May 1999.

    Under the terms of the loan agreement, all borrowings are collateralized by substantially all of the Company's assets and the Company must maintain certain financial ratios and other covenants. As of March 31, 1999, the Company was not in compliance with its financial covenants pertaining to the loan and was therefore required to designate to Silicon Valley Bank a restricted cash pledge of $6.3 million representing 105% of the outstanding principal balance of the loan. As of March 31, 1999, the Company had restricted cash equivalents and investments of $3.0 million and $3.3 million, respectively, in connection with the restricted cash pledge requirements of the loan agreement. The pledged amounts of $6.3 million are not available to the Company to support its operations or to meet its cash flow requirements.

    The Company's future liquidity and capital requirements will depend upon numerous factors, including those factors set forth above under recent developments, the progress of the Company's product development efforts, the progress of the Company's clinical trials, actions relating to regulatory matters, the costs and timing of expansion of product development, manufacturing, marketing and sales activities and the extent to which the Company's products gain market acceptance, and competitive developments. In order to successfully manufacture in commercial quantities and market and sell its FDA-cleared products and to apply for FDA marketing clearance for its remaining products, the Company will be required to raise additional funds.

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

FACTORS THAT MAY IMPACT FUTURE OPERATIONS

    Limited Operating History; History of Losses and Expectation of Future
Losses

    The Company was founded in 1991 and to date has engaged primarily in researching, developing, testing and obtaining regulatory clearances for its products. The Company has experienced significant operating losses since inception. As of March 31, 1999, the Company had an accumulated deficit of $75.4 million. To date, the Company has generated only limited revenues from sales of its products and expects its operating losses to continue through at least the end of calendar 2000 as it continues to expend substantial funds to conduct its research and development activities, obtain regulatory approvals for its products, establish commercial-scale manufacturing capabilities and expand its sales and marketing activities. There can be no assurance that any of the Company's potential products for diagnosis and treatment of ventricular tachycardia and atrial fibrillation will either receive regulatory approvals for marketing or be successfully commercialized or that the Company will achieve significant revenues from either international or domestic sales. In addition, there can be no assurance that the Company will achieve or sustain profitability in the future or meet the expectations of securities industry analysts. The Company's results of operations may fluctuate significantly from quarter to quarter or year to year and will depend on numerous factors, including actions relating to regulatory matters, progress of clinical trials, the extent to which the Company's products gain market acceptance, the scale-up of manufacturing abilities, the expansion of sales and marketing activities and competition.

Immediate Additional Financing Required.

    See "Recent Developments" above for a discussion of the Company's need to raise additional financing immediately.

    Clinical Trials

    The Ventricular Tachycardia Ablation System, Arrhythmia Mapping Systems and Atrial Fibrillation Ablation System are in various stages of clinical testing. Other than with respect to the Ventricular Tachycardia Ablation System, the Mercator Atrial Mapping Basket, and the Arrhythmia Mapping System for basic electrophysiology studies for which FDA approval or clearance was obtained, the clinical data to date is insufficient to demonstrate the safety and efficacy of these products under applicable FDA regulations and guidelines. There can be no assurance that any of the Company's pre-clinical or clinical products will prove to be safe and effective in clinical trials under applicable United States or international regulations and guidelines or that additional modifications to the Company's products will not be necessary. In addition, the clinical trials may identify significant technical or other obstacles to be overcome prior to obtaining necessary regulatory or reimbursement approvals. In addition, the ablation catheter and ablation equipment that together form the Company's Atrial Fibrillation Ablation System are still under development. There can be no assurance that the Company will be successful in completing development of the atrial fibrillation product and submitting the appropriate Investigational Device Exemption supplement ("IDEs") or that the FDA will permit the Company to undertake clinical trials of the atrial fibrillation product. In addition, because ablation treatment of these cardiac arrhythmias is a relatively new and to date untested treatment, the long-term effects of radiofrequency ablation on patients are unknown. As a result, the long-term success of ablation therapy in treating ventricular tachycardia and atrial fibrillation will not be known for several years.

    On February 2, 1999, the Company obtained PMA approval for the Chilli Cooled Ablation Catheter and the Model 8004 Radiofrequency Generator and Integrated Fluid Pump, the products that together form the Company's Ventricular Tachycardia Ablation System. In May 1997, the Company completed an IDE feasibility study of the Mercator Left Ventricular Mapping Basket and the Model 8100/8300

Arrhythmia Mapping System, the products that together form the Company's Arrhythmia Mapping System for diagnostic mapping of ventricular tachycardia. On March 11, 1999, the Company suspended a clinical trial for the Local Sector Mapping Basket, a variation of the Mercator Left Ventricular Mapping Basket due to financial constraints. On January 27, 1999, the Company received 510(k) clearance for the Mercator Atrial Mapping Basket sizes 70cc and 100cc and the Model 8100/8300 Arrhythmia Mapping System, the products that together form the Company's Arrhythmia Mapping System for diagnostic mapping of the right atrium. The company is continuing to enroll patients in the study for the 130cc-size basket to support a special 510(k) submission. On March 11, 1999, the Company suspended a clinical trial of the Local Sector Mapping Basket in the right atrium due to financial constraints. In April 1997, the Company completed a feasibility study of the Nexus Linear Lesion Catheter and Model 8002 Radiofrequency Generator and Integrated Fluid Pump, the products that together form the Company's Atrial Fibrillation Ablation System. The Company submitted an IDE for the treatment of Atrial Fibrillation for a second version of the Nexus Linear Lesion Catheter in December 1998 which was conditionally approved in January 1999. Furthermore, the Company discontinued a clinical trial for a second version of the Nexus Linear Lesion Catheter for the treatment of atrial flutter in February 1999.

    Ventricular Tachycardia Ablation System. The Company obtained PMA approval for the Chilli Cooled Ablation Catheter and Model 8004 Radiofrequency Generator and Fluid Pump on February 2, 1999. The approval requires a post approval study be performed.

    Arrhythmia Mapping System for Ventricular Tachycardia. In January 1997, the Company received FDA approval to conduct an IDE feasibility study to evaluate the safety of the Arrhythmia Mapping System for diagnostic mapping of ventricular tachycardia. The feasibility study was conducted at three clinical sites in the United States and Europe and involved a total of 14 patients. The purpose of the clinical trial was to evaluate and test the success of the deployment of the Mercator Left Ventricular Mapping Basket into the ventricle, the fit of the catheter and the system's ability to accurately map the electrical signals of the left ventricle. There was no thrombus formation on any mapping basket used in the 40 studies. Of the 40 patients evaluated, one patient developed asymptomatic aortic regurgitation, one patient had a transient ischemic attack, and two patients developed pericardial effusions associated with the procedure. In July 1997, the Company submitted an IDE supplement to support commercialization of two types of baskets: the Mercator Left Ventricular Mapping Basket, a full chamber global basket evaluated in the feasibility study and a smaller, partial chamber high density Local Sector basket. Conditional approval was granted to initiate enrollment of 30 patients at five sites for the global basket. Three patients were enrolled in this study as of May 14, 1999. The FDA requested a separate IDE for a study of the Sector Mapping Basket. A new IDE was submitted and received conditional approval in November 1997 to initiate enrollment of 30 patients at five sites in the Sector study. This study was initiated April 8, 1998, and seven patients were enrolled in this trial as of May 14, 1999. Due to limited financial resources, enrollment into the Mercator and Local Sector Left Ventricular Mapping Basket studies were suspended on March 11, 1999. These studies allow the use of the ventricular mapping baskets with the Ventricular Tachycardia Ablation System simultaneously. The Company believes that ventricular mapping will be an enabling technology for the treatment of high rate ventricular tachycardia, which is more common than slow rate ventricular tachycardia. Slow rate ventricular tachycardia is currently the only type of ventricular tachycardia amenable to ablation therapy using current techniques.

    Arrhythmia Mapping System for Atrial Fibrillation. In June 1997, the Company received IDE approval by the FDA to conduct a clinical trial of the Mercator Atrial Mapping Basket for the right atrium and Arrhythmia Mapping System for complex atrial tachyarrhythmias including atrial fibrillation.

The clinical trial was being conducted at seven clinical sites in the United States and one in Europe. The purpose of this clinical trial was to demonstrate the equivalency of the Mercator Atrial Mapping Basket and the Arrhythmia Mapping System to commercially available mapping catheters. Enrollment in the clinical trial was completed on March 10, 1998 and the trial included 74 patients. There was no thrombus formation on any mapping basket used in the 74 studies. The Company submitted a 510(k) application for clearance of the Mercator Atrial Mapping Basket on July 17, 1998 and received clearance of two of the three basket sizes (70 and 100cc). Four cases have been performed of the 12 additional cases needed for a special 510(k) submission requesting approval of the 130cc-sized basket. An IDE was submitted for a clinical study of the Local Sector Mapping Basket for the right atrium on February 20, 1998. The Company has approval to test 95 subjects at ten clinical sites, and 25 patients were enrolled as of May 14, 1999. Due to limited financial resources, enrollment into the clinical trial was suspended on March 11, 1999.

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

    The Nexus Linear Lesion Catheter was modified to improve the ability to create linear lesions minimizing the need for commercial ablation catheter supplementation. The modifications include the addition of active deflection to facilitate tissue contact. An IDE supplement was submitted in October 1997 to support commercialization of the Nexus Linear Lesion Catheter in the right atrium to treat atrial flutter. Atrial flutter is an abnormal heart rhythm now commonly treated using catheter ablation, requiring the creation of a two to four centimeter linear lesion in the right atrium. The study received conditional approval in December 1997 to involve 30 patients at five sites and was further amended in October 1998 to allow delivery of 70 watts of power and use a superior approach to accessing the right atrium. The study was initiated in February 1998 and eight patients were enrolled as of February 3, 1999. The Company has also tested the Nexus Linear Lesion Catheter for atrial flutter and fibrillation in 15 patients in Europe as of May 14, 1999.

    A feasibility IDE for use of the modified Nexus Linear Lesion Catheter in the right atrium to treat atrial fibrillation was submitted on December 30, 1998, and was conditionally approved on January 29, 1999. The IDE approval is for four clinical sites to enroll a total of 20 patients. Because the FDA is now open to an approval study route for the indication of treating atrial fibrillation with right atrial lesions exclusively, the Company has changed its regulatory strategy to pursue commercialization of the Nexus 2.0 for treating atrial fibrillation. On February 3, 1999, the Company discontinued the Nexus study to treat atrial flutter.

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

    The Company's manufacturing facilities are subject to periodic inspection by regulatory authorities, and its operations must undergo Quality System Regulation ("QSR;" the successor regulations to Good Manufacturing Practices) compliance inspections conducted by the FDA. The Company is required to comply with QSR in order to produce products for sale in the United States and with ISO 9001/EN46001 standards in order to produce products for sale in Europe. In December 1997, the Company received ISO 9001/EN46001 certification from its European Notified Body. Any failure of the Company to comply with QSR or ISO 9001/EN46001 standards may result in the Company being required to take corrective actions, such as modification of its policies and procedures. The State of California also requires that the Company obtain a license to manufacture medical devices and granted the Company such a license in February 1998. If the Company is unable to maintain such a license, it would be unable to manufacture or ship any product, and such inability would have a material adverse effect on the Company's business, financial condition and results of operations.

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

    The process of obtaining a PMA and other required regulatory approvals can be expensive, uncertain and lengthy, and there can be no assurance that the Company will ever obtain such approvals. At the earliest, the Company does not anticipate filing any additional PMA applications for any system for at least the next twelve months, and does not anticipate receiving a PMA for any such system until at least one to two years after such PMA application is accepted for filing, if at all. There can be no assurance that the FDA will act favorably or quickly on any of the Company's submissions to the FDA. Significant difficulties and costs may be encountered by the Company in its efforts to obtain FDA clearance that could delay or preclude the Company from selling its products in the United States. Furthermore, there can be no assurance that the FDA will not request additional data or require that the Company conduct further clinical studies, causing the Company to incur substantial cost and delay. In addition, there can be no assurance that the FDA will not impose strict labeling requirements, onerous operator training requirements or other requirements as a condition of its PMA approval, any of which could limit the Company's ability to market its systems. Labeling and promotional activities are subject to scrutiny by the FDA and, in certain circumstances, by the Federal Trade Commission. FDA enforcement policy strictly prohibits the marketing of FDA cleared or approved medical devices for unapproved uses. Further, if a company wishes to modify a product after FDA approval of a PMA, including changes in indications or other modifications that could affect safety or efficacy, additional clearances or approvals will be required from the FDA. Failure to receive or delays in receipt of FDA clearances or approvals, including the need for additional clinical trials or data as a prerequisite to clearance or approval, or any FDA conditions that limit the ability of the Company to market its systems, could have a material adverse effect on the Company's business, financial condition and results of operations.

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

    The time required to obtain approval for sale in foreign countries may be longer or shorter than that required for FDA approval, and the requirements may differ. Export sales of medical devices that have not received FDA marketing authorization are subject to FDA export requirements. In accordance with the FDA Export Reform & Enforcement Act of 1996, such devices may be exported to any country provided that the device meets a number of criteria including marketing authorization in one of the "Tier I" countries identified in that act. If the device has no marketing authorization in a Tier I country, and is intended for marketing, it may be necessary to obtain approval from the FDA to export the device. In order to obtain export approval, the Company may be required to provide the FDA with documentation from the medical device regulatory authority of the country in which the study is to be conducted or the purchaser is located, stating that the device has the approval of the country. In addition, the FDA must find that the exportation of the device is not contrary to the public health and safety of the country in order for the Company to obtain the permit. The Company currently has marketing authorization in one or more Tier I countries for all of its clinically used products. The Company is in the process of obtaining the necessary marketing approvals or conducting clinical trials in the United Kingdom, Germany, France, Canada, Japan and several other countries in Europe.

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

    Impact of Introduction of Single European Currency

    The introduction of the Single European Currency (Euro) is scheduled for initial implementation as of January 1, 1999 with a transition period through January 1, 2002. The Company expects that the introduction and use of the Euro will not have a material adverse impact on the Company's internal systems or will result in increased costs related to its European business activities. Furthermore, the Company does not believe that the introduction of the Euro will have a material adverse effect on its business, financial condition and results of operations.

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

                          CARDIAC PATHWAYS CORPORATION


PART II. OTHER INFORMATION


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

    Use of Proceeds. With respect to the requirements of Item 701(f) of Regulation S-K regarding the reporting of use of proceeds, pursuant to the information required to be reported by Item 701(f)(4)(viii), the Company used net proceeds in the amounts noted for the stated purposes since its quarterly report on Form 10-Q for the period ended December 31, 1998: purchase and installation of machinery and equipment - $612,127; repayment of indebtedness - $147,848; and working capital - $5,152,863.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) The exhibits listed on the accompanying Exhibit Index are filed as a part hereof.

        (b) No reports on Form 8-K were filed by the Registrant during the three months ended March 31, 1999.

                          CARDIAC PATHWAYS CORPORATION


                                   SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


DATE:  MAY 17, 1999                    CARDIAC PATHWAYS CORPORATION


                                       /S/ WILLIAM N. STARLING
                                       -------------------------------------
                                       WILLIAM N. STARLING
                                       PRESIDENT AND CHIEF EXECUTIVE OFFICER


                                       /S/ G. MICHAEL LATTA
                                       -------------------------------------
                                       G. MICHAEL LATTA
                                       VICE PRESIDENT OF FINANCE AND CHIEF
                                       FINANCIAL OFFICER

                          CARDIAC PATHWAYS CORPORATION

                                INDEX TO EXHIBITS


    EXHIBIT NO.    EXHIBIT DESCRIPTION                       PAGE NO.
    -----------    -------------------                       --------

       27.1        Financial Data Schedule