Form 10-K405
period 1999-06-30
CARDIAC PATHWAYS CORP
filed 1999-09-28
CIK 1012367

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                            ------------------------

(MARK ONE)

     [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED JUNE 30, 1999

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and, (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on September 24, 1999 as reported on the Nasdaq National Market, was approximately $3,631,473. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

    As of September 24, 1999, the registrant had outstanding 2,007,904 shares of Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

    The Registrant has incorporated by reference into Part III of this Form 10-K portions of its Proxy Statement for the Annual Meeting of Stockholders to be held November 18, 1999.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

               SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     Certain statements in this Report constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, the following: the Company's history of losses and uncertainty of profitability; the uncertainty that those products which have not previously received regulatory clearance or approval will receive such clearance or approval for commercial sale from United States and international regulatory authorities in a timely manner, if at all; the uncertainty of market acceptance of the Company's products and systems; the Company's dependence on development and introduction of new products; the Company's lack of sales, marketing and distribution experience; the risks associated with manufacturing of the Company's products; the Company's highly competitive industry and rapid technological change within the Company's industry; the uncertainty of patent and proprietary technology protection and reliance on technology licensed from third parties; changes in, or failure to comply with, government regulation; the uncertainty of third party reimbursement for procedures performed using the Company's products; the potential fluctuations in the Company's annual and/or quarterly results; the Company's dependence on retention and attraction of key employees; general economic and business conditions; and other factors referenced herein.

ITEM 1. BUSINESS

OVERVIEW

     Cardiac Pathways Corporation (the "Company") was organized in 1991 as a California corporation and completed a reincorporation in Delaware prior to its initial public offering in June 1996. The Company develops, manufactures and markets minimally invasive systems to diagnose and treat cardiac tachyarrhythmias (abnormally rapid heart rhythms) which, if untreated, can cause palpitations, fainting and sudden cardiac arrest (a fatal heart rhythm). The Company is developing products designed to provide integrated system solutions for the successful diagnosis and treatment of cardiac tachyarrhythmias. The Company's products consist of systems for diagnostic mapping, or locating the source of the tachyarrhythmia within the heart, and for performing ablation treatment, a nonsurgical, minimally invasive technique for neutralizing heart tissue responsible for starting or maintaining a dangerous heart rhythm. Current mapping and ablation procedures often take many hours to complete. The Company believes its systems may shorten mapping and ablation procedure time and provide safe and more effective treatments of cardiac tachyarrhythmias than other current forms of therapy. The Company's strategy is to establish its Cooled Ablation System, Arrhythmia Mapping System, and suite of Tracking System products as the preferred means for the diagnosis and treatment of cardiac tachyarrhythmias.

     The Company has generated only limited revenues from sales of Chilli(R) cooled ablation catheters, Radii(R) supraventricular tachycardia mapping and ablation catheters, Trio/Ensemble(R) diagnostic catheters, Mercator(R) diagnostic mapping baskets and related equipment in certain markets. In February 1999, the U.S. Food and Drug Administration ("FDA") granted approval of the Company's premarket approval ("PMA") application to commercially release in the United States its Cooled Ablation System which consists of the Chilli cooled ablation catheter and the Model 8004 radiofrequency generator. In January 1999, the FDA granted clearance of the Company's application pursuant to section 510(k) of the Food, Drug and Cosmetics Act of 1938, as amended (the "510(k) application") to commercially release its Mercator atrial high density array catheter, which is intended to be used in the right atrium for diagnostic mapping procedures. In August 1997, the FDA granted clearance of the Company's 510(k) application for the Model 8100/8300 Arrhythmia Mapping System for basic diagnostic electrophysiology studies. In August 1999, the Company submitted a 510(k) application to the FDA for a suite of products based on its Tracking System technology (the "Tracking System").

     The Company does not have any experience in manufacturing, marketing or selling in commercial quantities its products for diagnosis and treatment of cardiac arrhythmias. With respect to the Company's products for which the Company has obtained FDA clearance or approval, there can be no assurance that any such products will be successfully commercialized or that the Company will achieve significant revenues from either domestic or international sales. The commercialization of the Company's products will continue to require substantial development, manufacturing, sales and marketing and other expenditures. The Company expects its operating losses to continue through at least the end of calendar 2001 as it continues to expend substantial funds for research and development activities, establishment of commercial-scale manufacturing capabilities and expansion of sales and marketing activities. In addition, there can be no assurance that the Company will achieve or sustain profitability in the future. The Company's Tracking System products are in various stages of clinical and scientific testing and will require further development before the Company commercially markets such products. There can be no assurance that the Company's Tracking System development efforts will result in commercially available products, that required regulatory approvals will be obtained in a timely manner, or at all, or that the Company will be successful at introducing its Tracking System products.

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

     When defects compromise the normal conduction of this electrical activity, the pumping rhythm of the heart can be affected, resulting in cardiac arrhythmias (abnormal heart rhythms). Cardiac arrhythmias have numerous causes, including congenital defects, tissue damage due to heart attacks or arteriosclerosis (the deposition of fatty substances in the inner layer of the arteries) and other diseases, that accelerate, delay or redirect the transmission of electrical activity, thereby disrupting the normal coordinated contractions of the chambers. During a cardiac arrhythmia, the heart beats either too slowly or too rapidly. Cardiac arrhythmias characterized by an abnormally slow heart rate, usually defined as a resting rate lower than 60 beats per minute, are generally treated by implantation of a pacemaker that delivers electrical impulses to increase the heart rate. Cardiac arrhythmias characterized by an abnormally high resting rate of more than 100 beats per minute are known as cardiac tachyarrhythmias.

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

THE CARDIAC PATHWAYS SOLUTION

     The Company is developing products to provide a comprehensive solution for the successful diagnosis and treatment of ventricular tachycardia and other cardiac tachyarrhythmias. The Company's systems are designed to allow the electrophysiologist to perform high resolution mapping, enabling the physician to locate cardiac tachyarrhythmias and assess the effectiveness of the minimally invasive ablation treatment. In addition, the Company's systems assist physicians to manipulate, in real-time, multiple catheters within the heart during a diagnostic procedure minimizing the use of fluoroscopy and to carefully document intracardiac sites involved in the cardiac arrhythmia. Current mapping and ablation procedures often take many hours to complete. The Company believes its systems will substantially shorten mapping and ablation procedure time and provide safe and more effective treatments than other forms of therapy. The Company has also developed and is currently marketing products for the diagnosis and treatment of supraventricular tachycardia. The following are features and benefits of the core technologies used in the Company's products.

     Cooled Ablation for Ventricular Tachycardia. The Company's Cooled Ablation System utilizes a patented electrode-cooling catheter that allows the electrophysiologist to deliver greater energy levels than existing technologies to the site that is causing the ventricular tachycardia without a significant risk of producing charred blood particles that could lead to stroke. The Company believes that the ability to make deeper and wider lesions enables more effective treatment.

     High Resolution Mapping for Complex Arrhythmias. The Company's Arrhythmia Mapping System utilizes a patented, basket-shaped, multi-site, high resolution device which is placed in the heart chamber with a minimally invasive procedure, similar to conventional heart catheterization. This device and its integrated mapping computer system is designed to allow the electrophysiologist to quickly locate high rate arrhythmias at multiple sites, thus providing a significant improvement over currently used single point mapping techniques. The Company believes that this ability to locate the source of the arrhythmia will enable a large population of patients to receive successful treatment using the Company's Cooled Ablation System.

     Tracking System Technology for Complex Arrhythmias. The Company's suite of Tracking System products consists of a line of diagnostic catheter products and a computer-based system for recording cardiac electrograms. The catheters contain ultrasound transducers that are used to precisely triangulate, in real-time, the position of catheter electrodes within the heart during the diagnostic procedure. The supporting computer system combines real-time 3D graphics, displaying catheter images while recording associated intracardiac electrical signals. The Company believes that the Tracking System technology will assist physicians to precisely manipulate catheters within the heart during a diagnostic procedure minimizing the use of fluoroscopy and to carefully document intracardiac sites involved in tachyarrhythmias that will enable rapid assessment, mapping and ablation of complex arrhythmias.

STRATEGY

     The Company's strategy is to become a commercially viable, profitable enterprise by successfully positioning two proprietary technology platforms; the Chilli Cooled Ablation System and the Tracking

System, as standards of care for rapid assessment, mapping, diagnosis, navigation and treatment of cardiac tachyarrhythmias. The following are key elements of the Company's strategy:

     Achieve market penetration and acceptance of the Chilli Cooled Ablation System. The Company intends to increase the size and scope of the user base for the Chilli Cooled Ablation System. The Company believes that the clinical utility of the Chilli catheter will lead to its rapid adoption by key electrophysiology centers in the United States and in certain international markets. The Company is committed to providing superior clinical support, marketing and sales activities to position its proprietary technology as a standard of care for cardiac ablation procedures.

     Complete the development and market launch of the Tracking System. The Company intends to commercially launch and grow the Tracking System installed base in the United States and in certain international markets by positioning this proprietary suite of products as the standard of care for intracardiac navigation enabling the rapid assessment, mapping and ablation of cardiac tachyarrhythmias.

     Accelerate global revenue growth. The Company believes it is poised to generate increasing revenues from its products in the United States, Europe and Japan from existing and new products. The Company intends to continue investing substantial resources in the areas of sales, marketing and clinical support. The Company intends to further develop its manufacturing, sales and marketing functions to meet improved product demand.

     Continue to build upon relationships with electrophysiologists. The Company has developed strong relationships with prominent electrophysiologists worldwide who have been involved and whom the Company expects to continue to be involved in the Company's clinical and product development. The Company intends to continue to build these relationships through active field clinical support, clinical investigator meetings and participation in scientific symposia and meetings to discuss clinical issues and treatments. The Company's strategy is to leverage these relationships with leading electrophysiologists to gain market acceptance of its products in the United States and internationally. The Company believes there are approximately 600 board certified electrophysiologists practicing in the United States.

     Provide integrated system solutions for diagnosing and treating cardiac tachyarrhythmias. The Company's mapping baskets and integrated mapping computer system are designed to quickly identify the source of an arrhythmia. The Company's cooled ablation catheters and its radiofrequency generator, are designed to provide safe, effective ablation of the heart tissue. The Company believes that its integrated systems approach provides solutions for diagnosing and treating a significant portion of the patients who suffer from a broad range of cardiac arrhythmias including ventricular tachycardia. The Company also believes its integrated systems solution offers advantages over other products. All of the Company's products are designed to work together and thereby eliminate incompatibility problems that may arise from using products from several vendors. The Company believes this integrated approach makes the products easier to use, shortens procedure times and increases the efficiency of the treatment. In addition, the Company plans to be a single source provider of complete mapping and ablation systems, thereby making its products more cost-effective.

     Maintain technological leadership and achieve market leadership. The Company intends to become a market leader of commercialized integrated systems to diagnose and treat cardiac arrhythmias. The Company believes that its technological innovations have overcome the principle obstacles to the development of such systems. In addition, the Company intends to continue to invest significant resources to enhance its technological position and to increase market acceptance of its products.

     Protect and enhance proprietary position. The Company currently holds issued and allowed patents and has pending patents covering a number of fundamental aspects of the Company's Cooled Ablation System, Arrhythmia Mapping Systems, and other products. The Company owns 55 assigned United States issued patents and 8 foreign issued patents. The Company owns an exclusive field-of-use license on 25 United States issued patents. In addition, the Company has 19 United States pending patent applications, of which two are licensed. The Company has also filed 14 corresponding foreign patent applications that are currently pending in Europe, Japan, Australia and Canada, of which 12 have been published and are pending issuance. Eleven of the pending foreign patent applications are PCT applications, with Europe, Japan, Australia and Canada as designated countries for filing at the national phase. Eight of the PCT applications are licensed. The Company's 55 United States patents expire at various dates ranging from 2012 to 2019 and the 8 foreign issued patents expire at various dates ranging from 2012 to 2014. The exclusive field of use license of 25 United States issued patents expire at various dates ranging from 2013 to 2019.

PRODUCTS AND SYSTEMS

     The Company's product line is designed to provide an integrated systems solution to the mapping and ablation of cardiac arrhythmias. The following table summarizes products that have been released and those that are currently under development:

          PRODUCTS                      DESCRIPTION                       STATUS(1)
          --------                      -----------                       ---------
Chilli Cooled Ablation         An ablation catheter that        PMA approval in February
  Catheter                     includes lumens to cool the      1999. Commercially released
                               catheter tip during radio-       in the United States and
                               frequency energy delivery.       available in certain
                                                                international markets. PMA
                                                                supplement submitted in
                                                                September 1999 for
                                                                integration with Tracking
                                                                System.

Radiofrequency Generator and   An integrated radiofrequency     PMA approval with Chilli
  Integrated Fluid Pump        generator energy source and      Cooled Ablation Catheter in
                               fluid pump for cooled            February 1999.
                               ablation applications.

Tracking System Products       A line of diagnostic catheter    Submitted 510(k) in August
                               products and a computer-based    1999 for diagnostic
                               system for recording cardiac     applications. PMA supplement
                               electrograms. The Tracking       filed in September 1999 for
                               System uses ultrasound           integration of Chilli Cooled
                               technology to determine          Ablation Catheter.
                               catheter positions.

Mercator Atrial Mapping        A high density array catheter    510(k) clearance received in
  Basket                       used to assess atrial            January 1999. Commercially
                               arrhythmias.                     released in the United States
                                                                and available in certain
                                                                international markets.

Arrhythmia Mapping System for  An integrated mapping            510(k) cleared in August
  basic diagnostic             computer system that analyzes    1997. Available in the United
  electrophysiology studies    and displays data from single    States and certain
                               point catheters to map           international markets.
                               electrical activity within
                               the heart for basic
                               diagnostic electrophysiology
                               lab procedures.

Radii Mapping and Ablation     A family of deflectable          Available in international
  Catheters                    catheters for mapping and        markets. Received U.S. 510(k)
                               ablation of supraventricular     clearance in January 1999 for
                               tachycardia.                     diagnostic applications.

Trio/Ensemble Diagnostic       A set of three, uniquely         510(k) submitted by Arrow
  Catheters                    small multi-electrode            International, Inc. and
                               catheters and a triple-lumen     cleared in December 1995.
                               guide catheter for use in        Available in the United
                               diagnostic electrophysiology     States and international
                               procedures.                      markets.

---------------
(1) "Approved" or "cleared" means that the Company has received Food and Drug Administration ("FDA") approval of an application by the Company to sell the product in the United States pursuant to an application under section 510(k) of the Food, Drug and Cosmetics Act of 1938, as amended (a "510(k)" application) or a premarket approval (a "PMA") application.

     The following are detailed descriptions of the Company's products:

     Chilli Cooled Ablation Catheter. The Chilli Cooled Ablation Catheter is designed to perform an ablation treatment that can reach wide and deep within the heart tissue to successfully treat the patient's cardiac arrhythmia. The Chilli catheter received PMA approval in February 1999 for use with ventricular tachycardia and has been commercially released in the United States and in certain international markets. The Chilli Cooled Ablation Catheter is a minimally invasive device designed to treat ventricular tachycardia using radiofrequency energy ablation to create lesions in the ventricle. Although leading electrophysiologists have recently begun to use radiofrequency ablation to treat ventricular tachycardia, excessive heating of the tissue and the ablation electrode often limits the level of energy delivered and therefore the success of the treatment. Incorporating a closed system of fluid circulation, the Chilli Cooled Ablation Catheter allows circulating fluid to cool the catheter ablation electrode during delivery of radiofrequency energy. A programmable pump injects fluid into a catheter lumen that circulates the fluid to the tip electrode and back to the fluid pump. The circulation of fluid draws heat away from the metal electrode and from the electrode-to-tissue interface, which the Company believes will allow the delivery of higher radiofrequency energy power levels without excessive heating. Higher power levels allow for creation of wider and deeper lesions than those created with lower power levels, increasing the likelihood of a successful ablation. The Chilli Cooled Ablation Catheter is labeled for single use due to its closed system of fluid circulation through catheter lumens.

     Radiofrequency Generator with Integrated Fluid Pump. Radiofrequency energy is the most common energy source used in catheter ablation procedures. When radiofrequency energy is passed through heart tissue, the tissue resists the flow of energy, generating heat in a process known as resistive heating. Resistive heating destroys the cardiac tissue in contact with the catheter. The treatment of many arrhythmias requires that ablation produce large, deep lesions. However, when the tissue becomes too hot from resistive heating, heat conducts back from within the tissue to the catheter electrode tip causing the formation of charred blood particles. This inhibits the flow of electricity to the heart tissue and the depth of the lesion that can be produced. In addition, this overheating poses a risk as the removal of the catheter from the heart can dislodge charred blood particles that can travel through the arteries exiting the heart into the brain, causing a stroke.

     Cooled ablation addresses these shortcomings of radiofrequency energy ablation. By cooling the catheter tip, the Company believes heat is removed from the electrode-to-tissue interface, allowing more energy to be delivered to the heart without blood coagulating on the catheter tip, resulting in what the Company believes are larger and deeper lesions created in a safer manner. The Radiofrequency Generator and Integrated Fluid Pump incorporates the widely accepted radiofrequency energy method for creating endocardial lesions with a fluid pump for fluid delivery during ablation. The Company believes this is the only radiofrequency generator featuring an integrated fluid pump for catheter electrode cooling. Currently, software design limits the radiofrequency energy output to a maximum of 50 watts, a level of energy delivery believed to be both safe and sufficiently strong to produce an effective lesion.

     Tracking System Products. The Tracking System Products include catheters and computer systems that allow the recording, viewing, and annotation of diagnostic electrophysiology ("EP") catheter positions and electrode positions. The specialized diagnostic catheters contain ultrasound transducers that are used to determine the 3D position of catheters during a procedure. All catheters contain ultrasound transducers that are used as transmitters, receivers, or transceivers in the system. An ultrasound transducer acting as a transmitter is energized by the electronics. All transducers acting as receivers detect the arrival of the transmitted pulse and latch the time of arrival. There is a linear relationship between the transmit time, through blood and tissue, and the distance between the transmit and receive transducers. Using this relationship the distance between all transducers is determined and is then used to reconstruct the location/position of each transducer in 3D space. From these positions the catheter locations are projected in real-time by software into a 3D representation on the system display. All catheters also contain electrodes for mapping and pacing during EP procedures. Tracking catheters may also contain ablation electrodes for creating lesions in the myocardium. The position of these electrodes and ablative lesions can be recorded on the system to analyze activation through the tissue, known as mapping, and to document the location of lesion placement. The system can be used to navigate catheters without the use of fluoroscopy.

     Mercator Atrial Mapping Basket. The Mercator Atrial Mapping Basket is a high density, 64-electrode basket that the Company believes will be useful in atrial electrophysiology studies. The use of the Company's proprietary technology for constructing high density electrode arms was leveraged in this design, and the arm shapes were designed specifically with consideration for the anatomy of human atria. A range of basket sizes has been developed to account for variations in size and shape of human atria. The Company believes that a mapping system for the atria will be important to reduce the procedure time and assess the effectiveness of ablation procedures for treating the patient's tacharrythmias. The Mercator Atrial Mapping Basket is intended for single use due to the inability of the catheter's biocompatible, anticoagulation coating to withstand resterilization.

     The Mercator Atrial Mapping Basket is combined with the Company's Arrhythmia Mapping System to form the Company's Arrhythmia Mapping System for diagnostic mapping of complex atrial tachyarrhythmias. This system captures the conduction activity in the atrium and displays the information allowing the physician to evaluate and manipulate the data to determine the source of the arrhythmia. The Company believes that the mapping catheter will also be compatible with existing computerized electrophysiology signal display systems using appropriate interface connections.

     Arrhythmia Mapping System. Electrophysiologists use dedicated signal amplifier systems to diagnose information gathered during an electrophysiology study. Typical systems amplify the signals recorded from the heart, convert these signals into digital information and permanently store the digital information. A printer provides paper display of signals for analysis by the electrophysiologist and medical records storage. Currently, some electrophysiologists still rely on older analog amplifier systems that merely display signals on a monitor and print them on a paper strip chart recorder for medical records storage. These systems force the electrophysiologist to perform a tedious process of manual measurement of the signals printed on paper. More modern systems, while utilizing computerized technology, are limited in their ability to support high resolution mapping devices such as the Company's Mercator Mapping Basket.

     The Arrhythmia Mapping System records, amplifies and displays the unique electrical activity recorded from catheter electrodes that have been passed into the heart. The Arrhythmia Mapping System was also designed to function as a signal amplifier system to be used in basic diagnostic electrophysiology studies with single point catheters. The system also supports complex mapping catheters by offering software that intuitively displays information abstracted from the timing information in the electrical signals using a type of color display known as an isochronal map. The isochronal maps represent those parts of the heart's chamber that contract at the same time by using the same color. With this technique, color indicates when parts of the heart contract relative to each other. Colors provide rapid visual indication of a segment of the heart that could be a source of the tachycardia.

     The Tracking System has been fully integrated with the Arrhythmia Mapping System. The same computer and software base have been leveraged to provide both the signal recording and position recording on a single platform.

     Radii Mapping and Ablation Catheters. The Company's Radii family of supraventricular tachycardia mapping and ablation catheters is similar to catheters widely used in conjunction with ablation procedures. Each catheter has a deflectable, steerable shaft that can be used with single-point mapping techniques to locate potential arrhythmia sites prior to application of radiofrequency energy to ablate the tissue. Unlike ventricular tachycardia, single-point mapping techniques are appropriate for supraventricular tachycardia because the arrhythmia can be induced and maintained in the patient for a sufficient length of time to identify the origins of the supraventricular tachycardia without threatening the patient's life. Some Radii models contain a temperature sensor embedded into the ablation electrode to provide additional information about the performance of the radiofrequency energy delivery. The Company believes that the Radii is compatible with other manufacturer's radiofrequency generators for use in supraventricular tachycardia ablation procedures. The Radii supraventricular tachycardia mapping and ablation catheters are distributed internationally by distributors. The Company was granted U.S. 510(k) clearance for the Radii catheter for diagnostic mapping in January 1999. The Radii supraventricular tachycardia mapping and ablation catheters have list prices ranging from $600 to $800, depending upon model and distribution territory.

     Trio/Ensemble Diagnostic Catheters. Many diagnostic electrophysiological studies are performed with placement of multi-electrode catheters in three or four locations of the right heart chambers. The placement of these diagnostic catheters provides the electrophysiologist with an overall tool to assess electrical conduction between the atria and the ventricle. The Ensemble is available with five curve shapes to assist placement of the catheters in different locations within the heart. The Trio/Ensemble diagnostic catheters allow the placement of three diagnostic catheters through a single patient introduction site rather than separate introduction sites for each catheter, reducing patient preparation time, lessening patient trauma and potentially enabling the electrophysiology study to be performed on an outpatient basis. The FDA granted 510(k) clearance for the Trio/Ensemble diagnostic catheter to Arrow International, Inc. ("Arrow") in December 1995. Arrow distributes the product in the United States and Arrow and a limited number of other distributors market the Trio/Ensemble on the Company's behalf in certain international markets. The Trio/ Ensemble diagnostic catheters currently have list prices ranging from $150 to $250, depending upon configurations and distribution territory.

     The Company's Tracking System products will require additional development and regulatory approvals before they can be marketed in the United States and internationally. There can be no assurance that the Company's development efforts will be successful or that the Tracking System products or any other products developed by the Company will be safe or effective, approved by appropriate regulatory and reimbursement authorities, capable of being manufactured in commercial quantities at acceptable costs or successfully marketed. Furthermore, because the Cooled Ablation System and the Tracking System products represent the Company's primary near-term product focus, the Company could be required to cease operations if these systems and products are not successfully commercialized.

     There can be no assurance that the Company's Cooled Ablation System, Arrhythmia Mapping System and Tracking System products or the component catheters and equipment will gain any significant degree of market acceptance among physicians, patients and health care payors. The Company believes that physicians' acceptance of procedures performed using the Company's systems will be essential for market acceptance of its systems. Physicians will not recommend that procedures be performed using the Company's systems until such time, if at all, as clinical data or other factors demonstrate the efficacy of such procedures as compared to conventional drug, surgical and other treatments. Even if the clinical efficacy of procedures using the Company's systems is established, electrophysiologists, cardiologists and other physicians may elect not to recommend the procedures for any number of other reasons. The Company believes that, as with any novel medical procedure, there will be a significant learning process involved for physicians to become proficient. Broad use of the Company's systems will require training of physicians, and the time required to complete such training could adversely affect market acceptance. Failure of the Company's products to achieve significant market acceptance would have a material adverse effect on the Company's business, financial condition and results of operations.

CLINICAL TRIALS

     On February 2, 1999, the Company obtained PMA approval for the Chilli Cooled Ablation Catheter and the Radiofrequency Generator and Integrated Fluid Pump, the products that together form the Company's Cooled Ablation System. On March 11, 1999, the Company suspended and later terminated a clinical trial for the Local Sector Mapping Basket, a variation of the Mercator Mapping Basket. On January 27, 1999, the Company received 510(k) clearance for the Mercator Atrial Mapping Basket sizes 70cc and 100cc and the Arrhythmia Mapping System, the products that together form the Company's Arrhythmia Mapping System for diagnostic mapping of the right atrium. The Company is continuing to enroll patients in the study for the 130cc size basket to support a special 510(k) submission. The Company discontinued a clinical trial for a second version of the Nexus Linear Lesion Catheter for the treatment of atrial flutter in February 1999, and for atrial fibrillation in July 1999.

     Cooled Ablation System for Ventricular Tachycardia. The Company obtained PMA approval for the Chilli Cooled Ablation Catheter and Radiofrequency Generator and Fluid Pump on February 2, 1999. The PMA approval requires the Company to perform a post market study. On September 17, 1999, the

Company submitted a PMA supplement requesting the addition of tracking technology, new curve sizes and bi-directional deflection to the Chilli catheter.

     Mercator High Density Array Catheter for the Right Atrium. In June 1997, the Company received an Investigation Device Exemption ("IDE") approval by the FDA to conduct a clinical trial of the Mercator Atrial Mapping Basket for the right atrium and Arrhythmia Mapping System for complex atrial tachyarrhythmias. The Company submitted a 510(k) application for clearance of the Mercator Atrial Mapping Basket in July 1998 and received clearance in January 1999 of two of the three basket sizes (70 and 100cc). The Company has performed five of the 12 cases needed for a 510(k) submission regarding the 130cc size basket.

     Tracking System. In August 1999, the Company submitted a 510(k) application requesting clearance of the Tracking System. This system is comprised of the Arrhythmia Mapping Computer, the Signal Acquisition Module, the Position Acquisition Module the Radii diagnostic electrophysiology catheter, and two reference diagnostic catheters. The use of this system is designed to enable the real-time tracking of catheter position information minimizing the use of fluoroscopy. The Company believes this new technology will enhance the performance of diagnostic electrophysiology studies. Furthermore, the Company believes the combination of the Chilli catheter with the Tracking System will enhance the performance of radiofrequency ablation procedures.

     There can be no assurance that the Company's current or future products will prove to be safe and effective in clinical trials under applicable United States or international regulatory guidelines or that additional modifications to the Company's products will not be necessary. Furthermore, there can be no assurance that the Company will be successful in completing development of the Tracking System products. With respect to the Chilli Cooled Ablation System, because ablation treatment of cardiac arrhythmias is a relatively new and to date untested treatment, the long-term effects of radiofrequency ablation on patients are unknown. As a result, the long-term success of ablation therapy in treating ventricular tachycardia and other tachyarrhythmias will not be known for several years.

MARKETING AND DISTRIBUTION

     The Company markets its Chilli Cooled Ablation System, Mercator Mapping Baskets and Arrhythmia Mapping System in United States through a direct sales force and through distributors internationally. The Radii supraventricular tachycardia mapping and ablation catheters, Trio/Ensemble diagnostic catheters and certain mapping baskets are marketed internationally through established distributors of specialty cardiovascular products. The Company's agreement with Arrow provides distribution rights for the Trio/Ensemble diagnostic catheters throughout the world except for the territories of Japan and southern Europe.

     For distribution of the Company's commercialized products, the Company has agreements with distributors in Europe and Japan.

     The agreements in Europe are with three distributors: Izasa, S.A., Curative E.P. and Ela Medical, S.A. and were signed in June 1998, July 1998 and August 1999, respectively. These agreements cover the major European medical device markets: Germany (Curative EP), France and Italy (Ela Medical) and Spain (Izasa).

     Sales to Japan Lifeline Company, Ltd. ("Japan Lifeline"), the Company's distributor in Japan, accounted for 52%, 80% and 66% of the Company's net sales in fiscal 1999, 1998 and 1997, respectively. International sales accounted for 78%, 87% and 82% of the Company's net sales in fiscal 1999, 1998 and 1997, respectively.

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

     The Company currently has only a limited sales and marketing organization. The Company's Vice President of Sales and Marketing manages distributor relationships outside North America. In addition, the Company intends to leverage its existing field clinical specialists' technical expertise to support the revenue producing installations. There can be no assurance that electrophysiologists will accept the Company's products or systems on a commercial basis. Failure of such products or systems to gain market acceptance would have a material adverse effect upon the Company's business, financial condition and results of operations. For products that have received FDA clearances or approvals, the Company markets primarily through a direct sales force in the United States. The Company believes that the concentrated nature of the market of practicing electrophysiologists in the United States will allow it to address this market with a small, targeted sales force. The Company believes that fewer than 200 of the practicing electrophysiology centers account for approximately two-thirds of the electrophysiological procedures performed for ventricular tachycardia.

     The Company expects to expand its sales and marketing efforts to include marketing managers and clinical specialists to assist in the sales and marketing efforts. The Company's marketing and sales strategy in the United States will involve the use of a combination of sales representatives directly employed by the Company and field clinical specialists to provide technical expertise. The role of the sales representative will be to demonstrate the use of the Company's products while educating physicians as to the clinical benefits of catheter ablation, using marketing techniques similar to those commonly employed in the cardiovascular device industry. The role of the field clinical specialists will be to provide installations of the Company's systems and provide training to physicians and their staff on appropriate operation of the Company's equipment. The Company also intends to establish a resource to provide physicians with relevant clinical information regarding the Company's products. The Company believes that this combination of sales representatives and field clinical engineers will provide an appropriate balance of professional selling skills while maintaining an appropriate level of technical expertise in the field.

     A key element of the Company's marketing strategy has been to develop relationships with prominent academic physicians who have a history of research and publications in peer reviewed literature on ablation for cardiac arrhythmias. The Company's strategy is to leverage these relationships with leading electrophysiologists to gain market acceptance of its products in the United States and internationally. The Company believes there are approximately 600 board certified electrophysiologists practicing in the United States. These physicians have been involved and will continue to be involved in the Company's clinical and product development efforts. The Company intends to continue to build these relationships through active field support, participation in scientific symposia and meetings to discuss clinical issues and treatments. Because of the sub-specialty nature of electrophysiology, electrophysiologists with high patient volume are found in referral centers usually associated with major academic medical centers in large urban population centers.

     Establishing a marketing and sales capability sufficient to support sales of the Company's products in commercial quantities will require substantial efforts and require significant management and financial resources. There can be no assurance that the Company will be able to expand its marketing staff or sales force, that the establishment of such a marketing staff or sales force will be cost-effective or that the Company's sales and marketing efforts will be successful. There can be no assurance that the Company will be able to maintain or enter into agreements with existing or new distributors, or that such distributors will devote adequate resources to selling the Company's products. Failure to establish appropriate distribution relationships could have a material adverse effect upon the Company's business, financial condition and results of operations. The Company currently sells its products through distributors in certain international markets. All sales of the Company's products to date have been denominated in U.S. dollars. The end-user price is determined by the distributor and varies from country to country. Changes in overseas economic conditions, currency exchange rates, foreign tax laws, or tariffs or other trade regulations could have a material adverse effect on the Company's ability to market its products internationally and therefore on its business, financial condition and results of operations.

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

     The Company has manufacturing and distribution agreements with Arrow International, Inc.. Under the manufacturing agreement, Arrow has the exclusive right to manufacture and sell the Trio/Ensemble diagnostic catheters (the "Products") throughout the world except for the countries of Japan, Italy, France, Portugal and Spain (the "Territory") for use in the field of electrophysiology testing; provided, however, that, after the expiration of the initial five years of the term, the Company has the option to convert the distribution right to be nonexclusive. The term of the distribution agreement is ten years and Products purchased by Arrow for distribution under the distribution agreement are to be paid net thirty (30) days after the date of invoice. Under the manufacturing agreement, Arrow has a nonexclusive right to manufacture the Products for distribution and sale in the Territory, and the Company has a right to distribute and sell the products outside of the Territory. The royalty payments for Arrow's manufacturing rights include a nonrefundable, prepaid royalty of $3.0 million and an ongoing royalty of 5% on net sales of the Products; provided, however, that, if the Company elects to convert the distribution agreement to be nonexclusive, the royalty rate will be reduced to 3% of net sales. Also, the manufacturing agreement requires that, at the Company's option, Arrow is required to manufacture and supply to the Company such quantities of the Products as the parties agree upon from time to time. The manufacturing agreement terminates upon termination of the distribution agreement; provided, however, that the Company may extend the term of the manufacturing agreement with respect to Products supplied by Arrow to the Company for a period of three months.

RESEARCH AND DEVELOPMENT

     Substantially all of the Company's research and development activities are performed internally by the Company's team of research scientists, engineers and technicians. The Company's primary research and development programs involve completing development of the Tracking System products and developing improvements to the Chilli Cooled Ablation System and Arrhythmia Mapping System, including new mapping and ablation catheter configurations and new versions of the mapping and ablation equipment and related software in order to increase the efficacy of the procedures, increase manufacturing reliability and reduce component and manufacturing costs.

     Research and development expenses which also includes clinical and certain regulatory expenses for fiscal 1999, 1998 and 1997 were $12.1 million, $14.4 million and $11.8 million, respectively. The Company intends to continue to make significant investments in research and development.

MANUFACTURING

     The Company has a 14,000 square feet manufacturing facility consisting of approximately 9,000 square feet for catheter manufacturing, systems assembly and testing, and approximately 5,000 square feet of manufacturing support area at its facilities in Sunnyvale, California. The manufacture of catheters is a complex operation involving a number of separate processes and components. Each catheter is assembled and individually tested by the Company prior to sterilization in accordance with FDA requirements. The manufacturing process for the mapping, tracking and ablation equipment consists primarily of assembly of purchased components and testing operations.

     Components and raw materials are purchased from various qualified suppliers and subjected to stringent quality specifications. The Company conducts quality audits of suppliers and is establishing a vendor certification program. A number of the components are provided by sole source suppliers. For certain of these components, there are relatively few alternative sources of supply, and establishing additional or replacement vendors for such components could not be accomplished quickly. The Company plans to qualify additional suppliers if and as future production volumes increase. Because of the long lead time for some components that are currently available from a single source, a vendor's inability to supply such components in a timely manner could have a material adverse effect on the Company's ability to manufacture certain products and therefore on its business, financial condition and ability to market its products as currently contemplated.

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

     The Company's manufacturing facilities are subject to periodic inspection by regulatory authorities, and its operations must undergo Quality System Regulations ("QSR," the successor regulations to Good Manufacturing Practices Regulations) compliance inspections conducted by the FDA. The Company is required to comply with QSR requirements in order to manufacture and sell products in the United States and with ISO9001/EN46001 standards to manufacture and sell products in Europe. The Company's manufacturing facilities are subject to periodic inspection by regulatory authorities, and failure of the Company to comply with quality system requirements may result in the Company being required to take corrective actions, such as modification of its policies and procedures. In August 1998, the Company's facilities and manufacturing process were inspected by the FDA in an inspection related to a pre-market approval application. This inspection resulted in a recommendation for approval by the FDA district office. The Company has received ISO9001/EN46001 certification for the Medical Device Directive QSR from its European Notified Body. The Company has also received a medical device manufacturing license issued by the State of California Department of Health Services ("CDHS"), and is registered with the FDA as a medical device manufacturer. If the Company is unable to maintain such licenses and certifications, the Company would be unable to manufacture and distribute its products and such inability would have a material adverse effect on the Company's financial condition and results of operations.

PATENTS AND PROPRIETARY RIGHTS

     The Company's success will depend in part on its ability to obtain patent and copyright protection for its products and processes, to preserve its trade secrets and to operate without infringing or violating the proprietary rights of third parties. The Company's strategy is to actively pursue patent protection in the United States and foreign jurisdictions for technology that it believes to be proprietary and that offers a potential competitive advantage for its products. The Company holds issued and allowed Patents covering a number of fundamental aspects of the Company's products and systems. The Company owns 55 assigned United States issued patents and 8 foreign issued patents. The Company owns an exclusive field-of-use license on 25 United States issued patents. In addition, the Company has 19 United States pending patent applications, of which two are licensed by the Company. The Company has also filed 14 corresponding foreign patent applications that are currently pending in Europe, Japan, Australia and Canada, of which 12 have been published and are pending issuance. Eleven of the pending foreign patent applications are Patent Cooperation Treaty ("PCT") applications, with Europe, Japan and Canada as designated countries for filing at the national phase. Eight of the PCT applications are licensed. The Company's 55 United States patents expire at various dates ranging from 2012 to 2019 and the 8 foreign issued patents expire at various dates ranging from 2012 to 2014. The exclusive field of use license of 25 United States issued patents expire at various dates ranging from 2013 to 2019.

     The Company's patents and patent applications relate to a number of aspects of the Company's technology, including the technology related to the Company's basket approach to diagnostic mapping, ultrasound tracking, the integration of mapping and ablation in a single device, the cooled ablation catheters, bend location and radius adjustment in the ablation catheters and the multiport introducer. The Company intends to file additional patent applications to seek protection for other proprietary aspects of its technology in the future. The patent positions of medical device companies, including those of the Company, are uncertain and involve complex and evolving legal and factual questions. The coverage sought in a patent application either can be denied or significantly reduced before or after the patent is issued. Consequently, there can be no assurance that any patents from pending patent applications or from any future patent application will be issued, that the scope of any patent protection will exclude competitors or provide competitive advantages to the Company, that any of the Company's patents will be held valid if subsequently challenged or that others will not claim rights in or ownership of the patents and other proprietary rights held by the Company. Since patent applications are confidential until patents are issued in the United States or corresponding applications are published in international countries, and since publication of discoveries in the scientific or patent literature often lags behind actual discoveries, the Company cannot be certain that it was the first to make the inventions covered by each of its pending patent applications or that it was the first to file patent applications for such inventions. In addition, there can be no assurance that competitors, many of which have substantial resources and have made substantial investments in competing technologies, will not seek to apply for and obtain patents that will prevent, limit or interfere with the Company's ability to make, use or sell its products either in the United States or in international markets. Further, the laws of certain foreign countries do not protect the Company's intellectual property rights to the same extent as do the laws of the United States. Litigation or regulatory proceedings, which could result in substantial cost and uncertainty to the Company may also be necessary to enforce patent or other intellectual property rights of the Company or to determine the scope and validity of other parties' proprietary rights. There can be no assurance that the Company will have the financial resources to defend its patents from infringement or claims of invalidity.

     The Company also relies on licensed technology from others for certain components of its mapping and ablation systems. The license will convert into a fully paid nonexclusive license on the later of ten years from the first commercial sale of products based on the patents or the expiration date of the last to expire licensed patent. The Company obtained the rights to its biocompatible coating material through a nonexclusive royalty bearing license that will terminate upon the later of ten years from the first commercial sale of catheters treated with the coating material or the expiration of the last to expire licensed patent.

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

COMPETITION

     At present, the Company considers its primary competition to be companies involved in current, more established therapies for the treatment of cardiac arrhythmias, including drugs, external electrical cardioversion and defibrillation, implantable defibrillators, ablation accompanied by pacemaker implantation and open-heart surgery. In addition, several competitors are also developing new approaches and new products for the treatment and mapping of cardiac arrhythmias, including ablation systems using ultrasound, microwave, laser and cryoablation technologies and mapping systems using contact mapping, single-point spatial mapping and non-contact, multisite electrical mapping technologies. Many of the Company's competitors have an established presence in the field of interventional cardiology and electrophysiology, including Boston Scientific Corporation, C.R. Bard, Inc., Johnson & Johnson through its Cordis Division, St. Jude Medical and Medtronic, Inc. Many of these competitors have substantially greater financial and other resources than the Company, including larger research and development staffs and more experience and capabilities in conducting research and development activities, testing products in clinical trials, obtaining regulatory approvals, and manufacturing, marketing and distributing products. There can be no assurance that the Company will succeed in developing and marketing technologies and products that are more clinically efficacious and cost-effective than the more established treatments or the new approaches and products developed and marketed by its competitors. Furthermore, there can be no assurance that the Company will succeed in developing new technologies and products that are available prior to its competitors' products. The failure of the Company to demonstrate the efficacy and cost-effective advantages of its products over those of its competitors or the failure to develop new technologies and products before its competitors could have a material adverse effect on the Company's business, financial condition and results of operations.

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

GOVERNMENT REGULATION

  United States

     The design, pre-clinical and clinical testing, manufacture, labeling, sale, distribution and promotion of the Company's products are subject to regulation by numerous governmental authorities, principally the FDA and corresponding state and foreign regulatory agencies. Noncompliance with applicable requirements can result in, among other things, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, failure of the government to grant premarket clearance or premarket approval for devices, withdrawal of marketing authorizations, a recommendation by the FDA that the Company not be permitted to enter into government contracts and criminal prosecution. The FDA also has the authority to request repair, replacement or refund of the cost of any device manufactured or distributed by the Company.

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

     Before a new device can be introduced into the market, the manufacturer must generally obtain marketing clearance through a premarket notification under
Section 510(k) of the FDC Act or an approval of a PMA application under Section 515 of the FDC Act. A 510(k) clearance typically will be granted if the submitted information establishes that the proposed device is "substantially equivalent" to a legally marketed Class I or II medical device or to a Class III medical device for which the FDA has not called for a PMA (i.e., a predicate device). A 510(k) notification must contain information to support a claim of substantial equivalence, which may include laboratory test results or the results of clinical studies of the device in humans. Commercial distribution of a device for which a 510(k) clearance is required can only begin after the FDA issues an order finding the device to be "substantially equivalent" to a predicate device. The FDA recently has been requiring a more rigorous demonstration of substantial equivalence than in the past and is more likely to require the submission of human clinical trial data. Based upon industry and FDA publications, the Company believes that it generally takes from four to twelve months from the date of submission to obtain a clearance of a 510(k) submission, but it may take longer. The FDA may determine that a proposed device is not substantially equivalent to a legally marketed device or that additional information is needed before a substantial equivalence determination can be made. A "not substantially equivalent" determination, or a request for additional information, could delay the market introduction of new products that fall into this category.

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

     Any device manufactured or distributed by the Company pursuant to FDA clearance or approvals is subject to pervasive and continuing regulation by FDA and certain state agencies, including record keeping requirements and reporting of adverse experiences with the use of the device. Labeling and promotional activities are subject to scrutiny by FDA and, in certain circumstances, by the Federal Trade Commission ("FTC").

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

     The time required to obtain approval for sale in foreign countries may be longer or shorter than that required for FDA approval, and the requirements may differ. Export sales of medical devices that have not received FDA marketing authorization are subject to FDA export requirements. In accordance with the FDA Export Reform and Enforcement Act of 1996, such devices may be exported to any country provided that the device meets a number of criteria including marketing authorization in one of the "Tier I" countries identified in that Act. If the device has no marketing authorization in a Tier I country, and is intended for marketing, it may be necessary to obtain approval from the FDA to export the device. In order to obtain export approval, the Company may be required to provide the FDA with documentation from the medical device regulatory authority of the country in which the study is to be conducted or the purchaser is located, stating that the device has the approval of the country. In addition, the FDA must find that the exportation of the device is not contrary to the public health and safety of the country in order for the Company to obtain the permit. The Company is in the process of obtaining the necessary approvals in the European Union and Japan.

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

     Capital costs for medical equipment purchased by hospitals are currently reimbursed separately from DRG payments. Federal legislation has reduced capital cost reimbursements under the Medicare capital cost pass-through system. Such reductions have had an adverse impact on reimbursements to hospitals for the capital cost of equipment such as the system components of the Company's products. There can be no assurance that similar legislation will not be enacted in the future and, if enacted, that such legislation would not have a material adverse effect on the Company's business, financial condition and results of operations.

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

PRODUCT LIABILITY AND INSURANCE

     The development, manufacture and sale of medical products entail significant risk of product liability claims and product failure claims. The Company has only limited commercial sales to date and does not yet have, and will not have for a number of years, sufficient data to allow the Company to measure the risk of such claims with respect to its products. The Company faces an inherent business risk of financial exposure to product liability claims in the event that the use of its products results in personal injury or death. The Company also faces the possibility that defects in the design or manufacture of the Company's products might necessitate a product recall. There can be no assurance that the Company will not experience losses due to product liability claims or recalls in the future. The Company currently maintains product liability insurance with coverage limits of $6.0 million per occurrence and $12.0 million annually in the aggregate and there can be no assurance that the coverage limits of the Company's insurance policies will be adequate. In addition, the Company will require increased product liability coverage if any of its products are successfully commercialized. Such insurance is expensive, difficult to obtain and may not be available in the future on acceptable terms, or at all. Any claims against the Company, regardless of their merit or eventual outcome, could have a material adverse effect upon the Company's business, financial condition and results of operations.

EMPLOYEES

     As of June 30, 1999, the Company had 107 employees, 32 of whom were engaged directly in research, development, regulatory and clinical activities, 56 in manufacturing and quality assurance and 19 in marketing, sales and administrative positions. No employee of the Company is covered by collective bargaining agreements, and the Company believes that its relationship with its employees is good.

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

     In addition, in order to manufacture and market its products in commercial quantities, the Company believes that it will be required to expand its operations, particularly in the areas of manufacturing and sales and marketing. As the Company expands its operations in these areas, such expansion will likely result in new and increased responsibilities for management personnel and place significant strain upon the Company's management, operating and financial systems and resources. To accommodate any such growth and compete effectively, the Company will be required to implement and improve information systems, procedures, and controls, and to expand, train, motivate and manage its work force. The Company's future success will depend to a significant extent on the ability of its current and future management personnel to operate effectively, both independently and as a group. There can be no assurance that the Company's personnel, systems, procedures and controls will be adequate to support the Company's future operations.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of the Company are as follows:

             NAME                AGE                        POSITION
             ----                ---                        --------
Thomas M. Prescott.............  44    President and Chief Executive Officer
Debra S. Echt, M.D.............  48    Vice President and Chief Medical Officer
Brian Grigsby..................  46    Vice President, Operations
Jon P. Hunt, Ph.D..............  44    Vice President, Sales and Marketing
G. Michael Latta...............  37    Vice President, Finance and Chief Financial Officer
Richard E. Riley...............  44    Executive Vice President, Research and Development

     Thomas M. Prescott has been President and Chief Executive Officer of the Company since May 1999. Mr. Prescott was Vice President and General Manager of a respiratory business unit of Mallinckrodt, Inc. from August 1996 to May 1999. Mr. Prescott served in other senior leadership roles at Nellcor, Inc. from April 1994 until Nellcor's acquisition by Mallinckrodt in August 1997. Prior to that time, Mr. Prescott served in various roles at General Electric Medical Systems and Siemens A.G.

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

     Brian Grigsby has been Vice President, Operations since February 1999. From August 1998 to January 1999, Mr. Grigsby was Senior Director of Quality Assurance of the Company. From September 1996 to July 1998, Mr. Grigsby was Director of Quality Assurance of the Company. From September 1988 to August 1996, Mr. Grigsby held various positions within the medical device industry including Director, Manufacturing,

Quality and Regulatory Affairs with Catheter Research, Inc. and Manager, Quality and Manufacturing Engineering with Medtronic, Inc., a medical device company.

     Jon P. Hunt, Ph.D. has been Vice President, Sales and Marketing of the Company since June 1999. He previously served as Vice President, International Sales of the Company from March 1998 through May 1999. From April 1996 to March 1998, Dr. Hunt was Business Unit Director of the Cardiac Rhythm Management Division of St. Jude Medical Europe, a medical device company. From November 1993 to March 1996, Dr. Hunt was Director of Clinical Research of Pacesetter Systems, Inc., a medical device company. From January 1992 to November 1993, Dr. Hunt was Director of Clinical Programs at Cardiac Pacemakers, Inc.

     G. Michael Latta has been Vice President, Finance and Chief Financial Officer of the Company since December 1998. From September 1994 to November 1998, Mr. Latta held various financial management positions with the Company. From September 1989 to September 1994, Mr. Latta was with Ernst & Young LLP, most recently as an Audit Manager. Mr. Latta is a Certified Public Accountant.

     Richard E. Riley has been the Executive Vice President, Research and Development of the Company since July 1998. Mr. Riley was Vice President, Product Development of the Company from July 1994 to July 1998. From July 1992 to July 1994, Mr. Riley was Vice President, Software Development of the Company. From 1982 to June 1992, Mr. Riley held various engineering positions, including Project Director with Medtronic, Inc.

ITEM 2. PROPERTIES

     The Company leases approximately 36,000 square feet in Sunnyvale, California, for production, research and development, clinical research and selling and administrative activities. This facility is leased through October 2003. In addition, the Company leases approximately 8,000 square feet in Sunnyvale, California at a separate facility for warehouse and field service activities. This facility is leased through October 2000. The Company believes that these facilities will be adequate to meet its needs through fiscal 2000.

ITEM 3. LEGAL PROCEEDINGS

     The Company is not a party to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On July 20, 1999, at a special meeting of stockholders of Cardiac Pathways the stockholders of Cardiac Pathways took the following actions:

     1. Approval of one-for-five reverse split of the common stock of Cardiac
        Pathways:

       For:                   5,465,167
       Against:                 180,818
       Abstain:                   5,245
       Broker Non-Votes               0

     2. Approval of increase in number of authorized shares of common stock to 75,000,000:

       For:                   5,275,179
       Against:                 364,156
       Abstain:                  11,895
       Broker Non-Votes               0

     3. Approval of the sale of up to 40,000 shares of series B convertible preferred stock:

       For:                   4,777,433
       Against:                 175,547
       Abstain:                  10,045
       Broker Non-Votes         688,205

     4. Approval of amendment of 1991 Stock Plan to (i) increase the number of shares reserved for issuance thereunder by 4,000,000 shares (pre-reserve split) and (ii) increase the share limitations for purposes of Section 162(m) of the Internal Revenue Code:

       For:                   4,374,727
       Against:                 550,253
       Abstain:                  38,045
       Broker Non-Votes         688,205

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Market for Common Stock and Dividend Policy

     The Common Stock of the Company has been traded on the Nasdaq National Market under the symbol CPWY since the Company's initial public offering on June 12, 1996. Prior to that time there was no public market for the Company's Common Stock. The following table sets forth for the period indicated the high and low sale prices of the Common Stock as adjusted for the 1 for 5 reverse stock split effected by the Company in July 1999.

                                                              HIGH        LOW
                                                              ----        ---
FISCAL YEAR ENDED JUNE 30, 1998
First Quarter...............................................  $47 1/2     $38 3/4
Second Quarter..............................................  $60         $28 3/4
Third Quarter...............................................  $48 1/8     $30
Fourth Quarter..............................................  $52 1/2     $34 3/8

FISCAL YEAR ENDED JUNE 30, 1999
First Quarter...............................................  $51 7/8     $19 3/8
Second Quarter..............................................  $30         $17 1/2
Third Quarter...............................................  $25 5/8     $ 4 11/16
Fourth Quarter..............................................  $ 7 13/16   $ 2 1/2

     As of September 24, 1999, there were approximately 170 holders of record of the Common Stock.

     The Company has never declared or paid cash dividends on its capital stock. The Company currently expects to retain its future earnings for use in the operation and expansion of its business and does not anticipate paying any cash dividends in the foreseeable future. In addition, the holders of the Company's Series B Convertible Preferred Stock are entitled to receive cumulative dividends at the rate per share equal to 11% per annum of the initial purchase price of the Series B Convertible Preferred Stock before any dividend or other distribution will be paid or declared and set apart for payment on any shares of any common stock or other class of stock junior to the Series B Convertible Preferred Stock. In the event that the Company has not redeemed the Series B Convertible Preferred Stock prior to May 2004 after a request by the holders to do so, the cumulative dividend will increase by six percentage points each full year after May 2004 in which a redemption does not occur. In addition, the affirmative vote of holders of a majority of the Series B Convertible Preferred Stock, voting as a separate class, will be required to declare or pay any dividends on the common stock.

     Recent Sales of Unregistered Securities

     On July 23, 1999, the Company completed a $32.0 million Series B Convertible Preferred Stock financing. The 32,000 shares of Series B Convertible Preferred Stock are convertible at the option of the holders into 6.4 million shares of the Company's Common Stock. On May 21, 1999 the Company signed a definitive agreement with BankAmerica Ventures, Morgan Stanley Dean Witter Venture Partners and certain other accredited investors for the sale of $32,000,000 of Series B Convertible Preferred Stock. On July 20,

1999, the Company's stockholders approved the financing at a special meeting of stockholders. The financing closed on July 23, 1999 and the Company issued 32,000 shares of Series B Convertible Preferred Stock at a purchase price of $1,000 per share and raised $31,500,000, net of issuance costs.

     The financing was severely dilutive to the Company's then existing stockholders. The following table summarizes the dilutive effect, for percentage ownership purposes, of the financing on the Cardiac Pathways stockholders based on outstanding share information as of June 4, 1999:

                                                               SHARES      PERCENTAGE
                                                              ---------    ----------
Outstanding common stock as of June 4, 1999.................  2,007,716       23.9%
New common stock issuable upon conversion of the series B
  convertible preferred stock...............................  6,400,000       76.1
                                                              ---------      -----
          Total.............................................  8,407,716      100.0%
                                                              =========      =====

     This table does not give effect to the issuance of warrants to purchase 300 shares of Series B Convertible Preferred Stock (convertible into 60,000 shares of common stock) in connection with the interim funding described below.

     The members of the Company's board of directors other than Thomas M. Prescott resigned effective upon the closing of the financing. The remaining director, Mr. Prescott, appointed Mark J. Brooks, Anchie Y. Kuo, M.D., and Fazle Husain, nominees of the Series B Convertible Preferred Stockholders, and former director, chief executive officer and president, William N. Starling, to fill the vacancies. Mr. Starling was also appointed chairman of the board of directors. The consent of the directors nominated by the Series B Convertible Preferred Stock will be required to increase the number of directors above the number currently in office.

     The holders of Series B Convertible Preferred Stock are entitled to significant rights, preferences and privileges as a result of their investment.

     Each share of Series B Convertible Preferred Stock is convertible into 200 shares of common stock. The conversion ratio of the Series B Convertible Stock are subject to adjustment for price based antidilution.

     The Series B Convertible Preferred Stock is entitled to an 11% cumulative dividend per year. The series B convertible preferred stock has a liquidation preference equal to the initial purchase price plus accrued dividends upon the occurrence of a liquidation, a merger or the sale of all or substantially all of the Company's stock or assets. As a result of the liquidation preference, in the event of a liquidation, merger or the sale of substantially all of the Company's stock or assets, the holders of Series B Convertible Preferred Stock will receive their original purchase price plus any accrued dividends prior to any distribution to the holders of common stock.

     The Series B Convertible Preferred Stock is redeemable after May 31, 2004 at the request of a majority of the holders, subject to the approval of the Company. If a redemption request is received but not approved by the Company, the cumulative dividend rate payable on the Series B Convertible Preferred Stock will increase by six percentage points for each year a redemption does not occur.

     The holders of the Series B Convertible Preferred Stock vote on all matters presented to stockholders on an as-converted to common stock basis. In addition, the affirmative vote of holders of a majority of the Series B Convertible Preferred Stock, voting as a separate class, will be required to:

          1. Amend or repeal any provision, or add any provision to the Company's certificate of incorporation or bylaws which changes the rights of the Series B Convertible Preferred Stock;

          2. Increase or decrease (other than by redemption or conversion) the total number of authorized shares of preferred stock or common stock;

          3. Authorize or issue, or obligate itself to issue, any other security convertible into or exercisable for any security having a preference over, or being on a parity with, the Series B Convertible Preferred Stock with respect to voting, dividends, redemption or upon liquidation;

          4. Issue any shares of common stock, other than

             (a) shares of common stock issuable or issued to employees, consultants or directors of the Company directly or pursuant to a stock option plan or restricted stock plan approved by the board of directors, including the representatives of the Series B Convertible Preferred Stock;

             (b) shares of common stock issuable or issued upon conversion of the Series A Participating Preferred Stock or Series B Convertible Preferred Stock or as dividends or distributions on the Series A Participating Preferred Stock or Series B Convertible Preferred Stock;

             (c) shares of common stock issuable or issued upon exercise of warrants issued to banks, equipment lessors or other vendors, where such common stock or warrants were approved by the board of directors, including the representatives of the Series B Convertible Preferred Stock; or

             (d) shares of common stock issuable or issued as consideration for business combinations or corporate partnering agreements approved by the board of directors, including the representatives of the Series B Convertible Preferred Stock.

          5. Declare or pay any dividends on its common stock or redeem, purchase or otherwise acquire (or pay into or set aside for a sinking fund for such purpose) any share or shares of common stock; provided, however, that this restriction shall not apply to the repurchase of shares of common stock from employees, officers, directors, consultants or other persons performing services for the Company or any subsidiary pursuant to agreements under which the Company has the option to repurchase such shares at cost or at cost upon the occurrence of certain events, such as the termination of employment;

          6. Sell, convey or otherwise dispose of all or substantially all of its property or business or merge into or consolidate with any other corporation (other than a wholly-owned subsidiary corporation) or effect any transaction or series of related transactions in which more than fifty percent (50%) of the voting power of this corporation is disposed of;

          7. Repurchase any series of preferred stock; or

          8. Increase or decrease the size of the board of directors.

     The holders of the Series B Convertible Preferred Stock have a right of first offer with respect to future financings by the Company.

     The holders of 45% of the then outstanding Series B Convertible Preferred Stock will have the right to request that the Company register the shares of common stock into which the Series B Convertible Preferred Stock are convertible after May 21, 2000. In addition, if the Company otherwise registers shares of Company common stock, the holders of the Series B Convertible Preferred Stock will be entitled to participate in the registration.

     The foregoing transaction did not involve any underwriters, underwriting discounts or commissions or any public offering, and we believe that each transaction was exempt from the registration requirements of the Securities Act by virtue of Section 4(2) thereof or Regulation D promulgated thereunder. The recipients in such transactions represented their intention to acquire the securities for investment only and not with a view to or for resale in connection with any distribution thereof, and appropriate legends were affixed to the share certificates and instruments issued in such transactions. All recipients had adequate access, through their relationships with us, to information about us.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     The data set forth below should be read in conjunction with the consolidated financial statements and related notes attached to this Annual Report on Form 10-K as pages F-1 through F-23. In July 1999, the Company's stockholders approved a 1 for 5 reverse stock split which was effected on July 27, 1999. All share and per share amounts have been retroactively adjusted to reflect the reverse stock split.

                                                         YEAR ENDED JUNE 30,
                                        ------------------------------------------------------
                                          1999        1998        1997       1996       1995
                                        --------    --------    --------    -------    -------
                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENTS OF OPERATIONS
  DATA:
Net sales.............................  $  4,406    $  2,420    $  2,409    $ 1,684    $   115
Operating expenses:
  Manufacturing start-up and cost of
     goods sold.......................     4,249       2,828       2,508      2,408      2,520
  Research and development............    12,115      14,353      11,756      6,819      5,666
  Selling, general and
     administrative...................     6,685       4,092       3,147      1,981      1,745
                                        --------    --------    --------    -------    -------
          Total operating expenses....    23,049      21,273      17,411     11,208      9,931
                                        --------    --------    --------    -------    -------
Loss from operations..................   (18,643)    (18,853)    (15,002)    (9,524)    (9,816)
Other income, net.....................        77       1,354       2,136        155        156
                                        --------    --------    --------    -------    -------
Net loss..............................  $(18,566)   $(17,499)   $(12,866)   $(9,369)   $(9,660)
                                        ========    ========    ========    =======    =======
Net loss per share -- basic and
  diluted.............................  $  (9.34)   $  (9.07)   $  (6.86)
                                        ========    ========    ========
Shares used in computing net loss per
  share -- basic and diluted..........     1,987       1,930       1,876
                                        ========    ========    ========

                                                              JUNE 30,
                                      --------------------------------------------------------
                                        1999        1998        1997      1996(1)       1995
                                      --------    --------    --------    --------    --------
                                                           (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
Cash, cash equivalents and
  short-term investments............  $  2,340    $ 24,517    $ 41,567    $ 52,873    $ 11,652
Working capital.....................    (1,343)     22,351      39,511      52,028      10,632
Total assets........................     8,906      30,935      46,655      57,188      15,139
Long-term liabilities, net of
  current portion...................     2,974       9,248       9,077       8,877       5,978
Accumulated deficit.................   (79,983)    (61,418)    (43,919)    (31,053)    (21,684)
Stockholders' equity (deficit)......      (395)     17,485      33,992      46,051       7,440

---------------
(1) The selected consolidated balance sheet data as of June 30, 1996 reflect the Company's initial public offering completed in June 1996.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors that include, but are not limited to, the risks discussed in "Factors That May Impact Future Operations" as well as those discussed in the following "Overview" section. These forward-looking statements include the statement in the first paragraph of "Overview" relating to expectations of operating losses, the statement in the second paragraph of "Overview" relating to the commercialization of products that have received FDA manufacturing approval, the statements in the third paragraph of "Overview" related to the manufacturing, marketing and distribution of the Company's products, the statements in the last sentence of "Cost of Goods Sold," the statements in the last sentence of each of the "Research and Development" and "Selling, General and

Administrative" paragraphs, and the statements regarding future capital expenditures in the eighth paragraph of "Liquidity and Capital Resources."

OVERVIEW

     The Company was founded in April 1991, operates in a single industry segment, and has engaged primarily in developing, testing and obtaining regulatory clearances for its products. The Company has experienced significant operating losses since inception and as of June 30, 1999 had an accumulated deficit of approximately $80.0 million. The Company has generated only limited revenues from sales of Chilli cooled ablation catheters, Radii supraventricular tachycardia mapping and ablation catheters, Trio/Ensemble diagnostic catheters, Mercator diagnostic mapping baskets and related equipment in certain markets. The Company expects its operating losses to continue through at least the end of calendar 2001 as it continues to expend substantial funds to conduct research and development activities, obtain regulatory approvals for its products, establish commercial-scale manufacturing capabilities and expand its sales and marketing activities.

     The Company currently believes that its Chilli Cooled Ablation System, Arrhythmia Mapping System and Tracking System products and their component catheters and equipment are the only significant potential products while other products such as Radii and Trio/Ensemble represent important current revenue streams from international customers. The Company believes the majority of its revenue growth will be from the Chilli and Tracking System product platforms. In February 1999, the FDA granted approval of the Company's PMA application to commercially release its Chilli Cooled Ablation System which consists of the Chilli Cooled Ablation Catheter and the Radiofrequency Generator. In January 1999, the FDA granted clearance of the Company's application pursuant to section 510(k) of the Food, Drug and Cosmetics Act of 1938, as amended (the 510(k) application) to commercially release its Mercator Atrial High Density Array Catheter which is intended to be used in the right atrium for diagnostic mapping procedures. In August 1997, the FDA granted clearance of the Company's 510(k) application for the Model 8100/8300 Arrhythmia Mapping System for basic diagnostic electrophysiology studies.

     For the Company's products which have recently obtained FDA clearance or approval, there can be no assurance that any such products will be successfully commercialized or that the Company will achieve significant revenues from either domestic or international sales. Although the FDA granted PMA approval for the Chilli Cooled Ablation System, 510(k) clearance for the Mercator atrial catheter, and 510(k) clearance for the Arrhythmia Mapping System for basic diagnostic studies, the Company does not have any experience in manufacturing, marketing or selling these products in commercial quantities. In order to successfully implement its business plan, the Company must manufacture and sell the Chilli Cooled Ablation System and other products in commercial quantities. Furthermore, the Company will need to expend significant capital resources and develop manufacturing expertise to establish large-scale manufacturing capabilities. Manufacturers often encounter difficulties in scaling up production of new products, including problems involving production yields, quality control and assurance, component supply shortages, shortages of qualified personnel, compliance with FDA regulations, and the need for further FDA approval of new manufacturing processes. The Company intends to market its products primarily through a direct sales force in the United States and indirect sales channels internationally. Establishing a marketing and sales capability sufficient to support sales in commercial quantities will require significant management and financial resources. See "-- Factors That May Impact Future Operations."

     The Company's Common Stock is currently listed for trading on the Nasdaq Stock Market's National Market. In April 1999, Nasdaq requested that the Company provide certain information with respect to the Company's ability to meet Nasdaq's quantitative maintenance requirements. In May 1999, Nasdaq notified the Company that, based on its review of the information provided by the Company, the Company was no longer in compliance with the net tangible assets requirement of $4.0 million for continued listing on the Nasdaq National Market under NASD Rule 4450(a) (Maintenance Standard 1). The Company believes that as of the closing of its Series B Preferred Stock financing on July 23, 1999, it is in compliance with Maintenance Standard 1.

     During the quarter ended March 31, 1999, the Company reduced its work force company-wide by approximately 40%. The Company recorded costs associated with the reduction in force of approximately $225,000.

RESULTS OF OPERATIONS

  Years Ended June 30, 1999 and 1998

     Net Sales. The Company's net sales to date have resulted primarily from limited sales of Chilli cooled ablation catheters, Radii supraventricular tachycardia mapping and ablation catheters, Trio/Ensemble diagnostic catheters, Mercator mapping baskets, Radiofrequency Generator Systems and Arrhythmia Mapping Systems. The Company's net sales increased to $4.4 million in fiscal 1999 compared to $2.4 million for fiscal 1998. The net increase in sales for fiscal 1999 primarily resulted from sales of Chilli cooled ablation catheters in the U.S. market following commercial release in the third quarter of fiscal 1999. In addition, the Company had increased sales of Chilli and Radii catheters in Europe reflecting the establishment of certain distributor arrangements in fiscal 1999, particularly in Germany, France and Spain. The Company also recorded higher overall sales of Radii and Trio/Ensemble catheters in Japan during the year.

     In December 1995, the Company received $3.0 million pursuant to a royalty agreement with Arrow. This amount was recorded as deferred royalty income and will be amortized to income for those Trio/Ensemble catheters that Arrow manufactures and sells. The royalty rate is 5% of the Trio/Ensemble catheter's sales price. In fiscal 1999, the Company began to amortize deferred royalty income on a straight-line basis over the estimated lives of the related technology patents. A total of $369,138 of royalty income related to the agreement has been recorded through June 30, 1999, of which $300,000 was recognized in fiscal 1999.

     Cost of Goods Sold. Cost of goods sold primarily includes raw materials costs, catheter fabrication costs, and system assembly and test costs. Cost of goods sold was $4.2 million for fiscal 1999 and resulted in a gross margin of $157,000. For fiscal 1998, cost of goods sold was $2.8 million and resulted in a gross margin deficit of $408,000. The increase in the gross margin for fiscal 1999 compared to fiscal 1998 was primarily due to increased sales volumes, changes in sales mix and improved manufacturing yields. These improvements were offset in part by increased overhead and training costs for manufacturing personnel, higher costs associated with quality control and manufacturing engineering activities to support higher production volumes. The Company expects its gross margins to fluctuate in the future as its products are commercialized.

     Research and Development. Research and development expenses include costs associated with product research, clinical trials, prototype development, design and testing, and costs associated with obtaining regulatory approvals. Research and development expenses decreased to $12.1 million in fiscal 1999 compared to $14.4 million in fiscal 1998. The decrease in research and development expenses was primarily attributable to decreased costs related to clinical trials of the Chilli catheter for which patient enrollment was completed in December 1997, and decreased costs reflecting an overall smaller research and development organization. The decreases were offset in part by increased costs associated with consulting services, facilities and certain equipment costs during fiscal 1999 associated with various clinical programs. The Company expects to expend substantial funds in the future to continue its product development programs.

     Selling, General and Administrative. Selling, general and administrative expenses include compensation and benefits for sales, marketing, senior management and administrative personnel, various legal and professional fees including those in connection with obtaining patent protection, and costs of trade shows. Selling, general and administrative expenses increased to $6.7 million in fiscal 1999 compared to $4.1 million in fiscal 1998. The increase was primarily attributable to higher expenditures for sales and marketing personnel and services to support expanding international and domestic sales, marketing and customer service activities and increased costs associated with demonstration units and product marketing materials. The Company anticipates that selling, general and administrative expenses will increase in future periods as additional personnel are added to support growing business operations in all functional areas.

     Other Income (Expense), Net. Other income (expense), net decreased to net other income of $77,000 in fiscal 1999 from net other income of $1.4 million in fiscal 1998. The reduction in net other income was the result of decreased interest income on significantly lower cash, cash equivalent and short-term investment balances.

     Net Loss. The Company's net loss increased to $18.6 million in fiscal 1999 compared to $17.5 million in fiscal 1998. The increase in the Company's net loss primarily resulted from increased selling, general and administrative expenses and lower interest income, which were offset in part by increased overall sales volumes and gross margins and decreased clinical research and product development costs.

     Net Operating Loss and Research Tax Credit Carryforwards. As of June 30, 1999, the Company's reported net operating loss carryforwards were approximately $73.3 million and $15.1 million for federal and state income tax purposes, respectively. The Company's research tax credit carryforwards were approximately $3.8 million. The net operating loss and credit carryforwards will expire at various dates beginning in 1999, if not utilized. In addition, the net operating loss and tax credit carryforwards may be subject to annual limitations under the ownership provisions of Internal Revenue Code Section 382 and 383.

     Impact of Adoption of New Accounting Standards. In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 (FAS 130), "Reporting Comprehensive Income" which requires the reporting and presentation of comprehensive income and its components in the financial statements. Comprehensive income reflects certain items not currently reported in measuring net income, such as changes in value of available-for-sale securities and foreign currency translation adjustments. The Company adopted FAS 130 in the first quarter of fiscal 1999. FAS 130 establishes new rules for the reporting and display of comprehensive income and its components, however, it has no impact on the Company's net loss or stockholder's equity.

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 (FAS 131), "Disclosures about Segments of an Enterprise and Related Information" which supersedes the current segment reporting requirements of Statement of Financial Accounting Standards No. 14 (FAS 14), "Financial Reporting for Segments of a Business Enterprise", as amended. FAS 131 requires the reporting of certain financial and other disclosures related to the Company's operating segments which are identified using a "management approach." Operating segments are revenue-producing components of the business for which separate financial information is produced internally and are subject to evaluation by the chief operating decision maker in the resource allocation process. The Company adopted FAS 131 for the year ending June 30, 1999. As the Company operates in a single industry segment, there were no significant modifications or additional disclosures required in the financial statements.

     In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133 (FAS 133), "Accounting for Derivative Instruments and Hedging Activities" which is required to be adopted in years beginning after June 15, 2000. The Company has not used derivative instruments in the past nor does it anticipate using derivatives in the future, and the Company does not expect that the adoption of FAS 133 will have a significant impact on its financial condition or results of operations.

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

     Research and Development. Research and development expenses increased to $14.4 million in fiscal 1998 compared to $11.8 million in fiscal 1997. The increase in research and development expenses was primarily attributable to increased costs associated with the hiring of additional engineering personnel, costs in connection with procurement of certain materials, increased costs for regulatory and other consulting services and the placement of Arrhythmia Mapping Systems, Radiofrequency Generator Systems and catheter products at clinical sites in the United States and Europe.

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

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, the Company has financed its operations through a combination of private placements of equity securities yielding $33.5 million, a private placement of debt securities yielding approximately $4.5 million, a bank line of credit of $6.0 million, equipment lease financing arrangements yielding $4.0 million and a prepaid royalty arrangement yielding $3.0 million. In addition, the Company closed its initial public offering in June 1996 and raised net proceeds of $43.1 million. As of June 30, 1999, the Company had $2.3 million in cash and cash equivalents.

     In May 1998, the Company obtained a term loan credit facility of $8.0 million from a commercial bank. The loan agreement provided for an initial advance of $6.0 million available for the repayment of a note payable and related accrued interest due to Sorin Biomedical (described below) with the remaining $2.0 million available for general corporate purposes. Borrowings under the credit facility bore interest at the bank's prime rate plus 1.25% (9.75% at June 30, 1998). Interest payments were due monthly following commencement of each advance and the outstanding balance of all borrowings under the credit facility were to be fully amortized over the 36-month period following the end of the drawdown period with principal and interest payments due monthly. Under the terms of loan agreement, all borrowings were collateralized by substantially all of the Company's assets and the Company was required to maintain certain financial ratios and other covenants.

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

     In March 1999, the Company was out of compliance with the financial ratios and other covenants required by the term loan credit facility. Under the terms of the loan agreement, the Company was required to fully collateralize the $6.0 million loan through a restricted cash pledge. In May 1999, the commercial bank foreclosed and took possession of the collateral in satisfaction of the full amount due under the loan.

     In May 1999, the Company's Board of Directors authorized and the Company entered into definitive agreements in connection with a preferred stock financing. The terms of the financing included the sale of a maximum of 40,000 shares of Series B Preferred Stock at $1,000 per share to a group of accredited investors. The Series B Preferred Stock is initially convertible into 200 shares of the Company's Common Stock. The Series B Preferred Stock is entitled to a cumulative dividend of 11% of the purchase price per share per year, and will have a liquidation preference in certain circumstances equal to the initial purchase price plus accrued but unpaid dividends. In addition, at any time after May 31, 2004, the holders of a majority of Series B Preferred Stock may request that the Company redeem the outstanding shares of Series B Preferred Stock. The Company, at its sole discretion, may redeem the outstanding shares of Series B Preferred Stock for an amount equal to the original Series B issue price plus accrued but unpaid dividends. If the Company has not redeemed the Series B Preferred Stock prior to May 31, 2004, the dividend rate will increase by 6% for each year a redemption has not occurred subsequent to May 31, 2004. The Series B Preferred Stock financing was approved by the stockholders in July 1999. Furthermore, in July 1999, the Company closed the Series B Preferred Stock financing and issued a total of 32,000 shares of Series B Preferred Stock at a price of $1,000 per share, raising approximately $31.5 million, net of issuance costs.

     In May 1999, in connection with the Series B Preferred Stock Financing above, the Company obtained a convertible bridge loan of $3.0 million from certain participating investors. The bridge loan bore interest at the prime rate plus 2.00% (9.75% at June 30, 1999). The promissory notes issued in connection with the bridge loan were convertible into shares of Series B convertible preferred stock at the same price as the shares issued in the financing. In July 1999, the bridge loan and related accrued interest was converted into 3,052 shares of Series B preferred stock concurrent with the closing of the preferred stock financing.

     Net cash used in operating activities was $18.4 million, $16.8 million and $10.2 million in fiscal 1999, 1998 and 1997, respectively. For such periods, net cash used in operating activities resulted primarily from net losses. Net cash provided by investing activities was $16.7 million and $17.7 million in fiscal 1999 and 1998, respectively, and net cash used in investing activities was $13.6 million in fiscal 1997. Net cash provided by investing activities primarily resulted from maturities and sales of short-term investments, offset in part by purchases of short-term investments and equipment. The net cash used in investing activities was primarily attributable to the purchase of short-term investments. Net cash used in financing activities was $3.2 million in fiscal 1999, and net cash provided by financing activities was $1.3 million in fiscal 1998. The net cash used in financing activities in fiscal 1999 primarily resulted from the repayment of $6.0 million on the Company's line of credit with a commercial bank offset in part, by the proceeds from the bridge loan financing in connection with the Series B preferred stock transaction. Net cash used in financing activities was $311,000 in fiscal 1997.

     As of June 30, 1999, the Company had capital equipment of $8.8 million, less accumulated depreciation and amortization of $5.0 million, to support its clinical, development, manufacturing and administrative activities. The Company has financed $4.0 million from capital lease obligations through June 30, 1999. The Company expects capital expenditures to increase over the next several years as it expands facilities and acquires equipment to support the planned expansion of manufacturing capabilities.

     The Company's future liquidity and capital requirements will depend upon numerous factors, including the progress of the Company's product development efforts, actions relating to regulatory matters, the costs and timing of expansion of product development, manufacturing, marketing and sales activities and the extent to which the Company's products gain market acceptance, and competitive developments. In order to successfully manufacture in commercial quantities and market and sell its FDA-cleared products and to apply for FDA marketing clearance for its remaining products, the Company may be required to raise additional funds.

FACTORS THAT MAY IMPACT FUTURE OPERATIONS

  Limited Operating History; History of Losses and Expectation of Future Losses

     The Company was founded in 1991 and to date has engaged primarily in researching, developing, testing and obtaining regulatory clearances for its products. The Company has experienced significant operating losses since inception. As of June 30, 1999, the Company had an accumulated deficit of $80.0 million. To date, the Company has generated only limited revenues from sales of its products and expects its operating losses to continue through at least the end of calendar 2001 as it continues to expend substantial funds for clinical trials in support of regulatory approvals, expansion of research and development activities, establishment of commercial scale manufacturing capabilities and expansion of sales and marketing activities. There can be no assurance that any of the Company's potential products for diagnosis and treatment of ventricular tachycardia, atrial fibrillation and atrial flutter will receive regulatory approvals for marketing, will be successfully commercialized or that the Company will achieve significant revenues from either international or domestic sales. In addition, there can be no assurance that the Company will achieve or sustain profitability in the future or meet the expectations of securities industry analysts. The Company's results of operations may fluctuate significantly from quarter to quarter or year to year and will depend on numerous factors, including actions relating to regulatory matters, progress of clinical trials, the extent to which the Company's products gain market acceptance, the scale-up of manufacturing abilities, the expansion of sales and marketing activities and competition.

  Clinical Trials

     There can be no assurance that the Company's current or future products will prove to be safe and effective in clinical trials under applicable United States or international regulatory guidelines or that additional modifications to the Company's products will not be necessary. Furthermore, there can be no assurance that the Company will be successful in completing development of the Tracking System products. With respect to the Chilli Cooled Ablation System, because ablation treatment of cardiac arrhythmias is a relatively new and to date untested treatment, the long-term effects of radiofrequency ablation on patients are unknown. As a result, the long-term success of ablation therapy in treating ventricular tachycardia and other tachyarrhythmias will not be known for several years.

     On February 2, 1999, the Company obtained PMA approval for the Chilli Cooled Ablation Catheter and the Radiofrequency Generator and Integrated Fluid Pump, the products that together form the Company's Cooled Ablation System. On March 11, 1999, the Company suspended and later terminated a clinical trial for the Local Sector Mapping Basket, a variation of the Mercator Mapping Basket. On January 27, 1999, the Company received 510(k) clearance for the Mercator Atrial Mapping Basket sizes 70cc and 100cc and the Model 8100/8300 Arrhythmia Mapping System, the products that together form the Company's Arrhythmia Mapping System for diagnostic mapping of the right atrium. The Company is continuing to enroll patients in the study for the 130cc size basket to support a special 510(k) submission. The Company discontinued a clinical trial for a second version of the Nexus Linear Lesion Catheter for the treatment of atrial flutter in February 1999 and atrial fibrillation in July 1999.

     Cooled Ablation System for Ventricular Tachycardia. The Company obtained PMA approval for the Chilli Cooled Ablation Catheter and Radiofrequency Generator and Fluid Pump on February 2, 1999. The PMA approval requires the Company to perform a post market study. On September 17, 1999, the Company submitted a PMA supplement requesting the addition of tracking technology, new curve sizes and bi-directional deflection to the Chilli catheter.

     Mercator High Density Array Catheter for the Right Atrium. In June 1997, the Company received IDE approval by the FDA to conduct a clinical trial of the Mercator Atrial Mapping Basket for the right atrium and Arrhythmia Mapping System for complex atrial tachyarrhythmias. The Company submitted a 510(k) application for clearance of the Mercator Atrial Mapping Basket in July 1998 and received clearance in January 1999 for two of the three basket sizes (70 and 100cc). The Company has performed five of the twelve cases needed for a 510(k) submission regarding the 130cc basket.

     Tracking System. In August 1999, the Company submitted a 510(k) application requesting clearance of the Tracking System. This system is comprised of the Arrhythmia Mapping Computer, the Signal Acquisition Module, the Position Acquisition Module, the Radii diagnostic electrophysiology catheter and two reference diagnostic catheters. The use of this system is designed to enable the real-time tracking of catheter position information minimizing the use of fluoroscopy. The Company believes this new technology will enhance the performance of diagnostic electrophysiology studies. Furthermore, the Company believes the combination of the Chilli catheter with the Tracking System will enhance the performance of radiofrequency ablation procedures.

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

  Marketing and Distribution

     The Company currently has only a limited sales and marketing organization. For products that have received FDA clearances or approvals, the Company markets primarily through a direct sales force in the United States. The Company's Vice President of Sales and Marketing manages distributor relationships outside North America. In addition, the Company intends to leverage its existing field clinical specialists' technical expertise to support the revenue producing installations. There can be no assurance that electrophysiologists will accept the Company's products or systems on a commercial basis. Failure of such products or systems to gain market acceptance would have a material adverse effect upon the Company's business, financial condition and results of operations.

     Establishing a marketing and sales capability sufficient to support sales of the Company's products in commercial quantities will require substantial efforts and require significant management and financial resources. There can be no assurance that the Company will be able to build such a marketing staff or sales force, that the establishment of such a marketing staff or sales force will be cost effective or that the Company's sales and marketing efforts will be successful. If the Company is successful in obtaining the necessary regulatory approvals for its ventricular tachycardia and atrial fibrillation products in international markets, it expects to establish a sales and marketing capability in those markets primarily through distributors. There can be no assurance that the Company will be able to enter into agreements with desired distributors on a timely basis or at all, or that such distributors will devote adequate resources to selling the Company's products. Failure to establish appropriate distribution relationships could have a material adverse effect upon the Company's business, financial condition and results of operations. The Company currently sells its products through distributors in certain international markets. All sales of the Company's products to date have been denominated in U.S. dollars. The end-user price is determined by the distributor and varies from country to country. Changes in overseas economic conditions, currency exchange rates, foreign tax laws, or tariffs or other trade regulations could have a material adverse effect on the Company's ability to market its products internationally and therefore on its business, financial condition and results of operations.

  Major Distributor; Dependence on Japan Lifeline

     The Company currently relies upon international distributors of speciality cardiovascular products to market and sell its products. A large percentage of the Company's revenues are derived from sales to its Japanese distributor, Japan Lifeline. During fiscal 1999, 1998 and 1997 Japan Lifeline accounted for 52%, 80% and 66%, respectively, of the Company's net sales. In fiscal 2000, the Company anticipates that Japan Lifeline will account for a smaller percentage of the Company's net sales. The Company also relies on its European distributors for a significant portion of its revenues. If the Company's sales to any of its international distributors decline, the Company would experience a material decline in revenues. Even if the Company is successful in selling its products through new international distributors, the rate of growth of the Company's net sales could be materially and adversely effected if its current international distributors do not continue to sell a substantial number of the Company's products. If the Company's sales to its current international distributors decline, the Company cannot be certain that it will be able to attract additional distributors that can market its products effectively or can provide timely and cost-effective customer support and service. None of the Company's international distributors are obligated to sell the Company's products after its agreement with the Company has expired. Further, the Company cannot be certain that its current international distributors will continue to represent its products or that they will continue to devote a sufficient amount of effort and resources to selling the Company's products.

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

     The Company's manufacturing facilities are subject to periodic inspection by regulatory authorities, and its operations must undergo QSR compliance inspections conducted by the FDA. The Company is required to comply with QSR in order to produce products for sale in the United States and with ISO 9001/EN46001 standards in order to produce products for sale in Europe. In December 1997, the Company received ISO 9001/EN46001 certification from its European Notified Body. Any failure of the Company to comply with QSR or ISO 9001/EN46001 standards may result in the Company being required to take corrective actions, such as modification of its policies and procedures. The State of California also requires that the Company obtain a license to manufacture medical devices which was granted in February 1998. If the Company is unable to maintain such a license, it would be unable to manufacture or ship any product, and such inability would have a material adverse effect on the Company's business, financial condition and results of operations.

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

  Competition

     At present, the Company considers its primary competition to be companies involved in current, more established therapies for the treatment of ventricular tachycardia and atrial fibrillation, including drugs, external electrical cardioversion and defibrillation, implantable defibrillators, ablation accompanied by pacemaker implantation and open-heart surgery. In addition, several competitors are also developing new approaches and new products for the treatment and mapping of ventricular tachycardia and atrial fibrillation, including ablation systems using ultrasound, microwave, laser and cryoablation technologies and mapping systems using contact mapping, single-point spatial mapping and non-contact, multisite electrical mapping technologies. Many of the Company's competitors have an established presence in the field of interventional cardiology and electrophysiology, including Boston Scientific Corporation, C.R. Bard, Inc., Johnson and Johnson through its Cordis Division, St. Jude Medical and Medtronic, Inc. Many competitors have substantially greater financial and other resources than the Company, including larger research and development staffs and more experience and capabilities in conducting research and development activities, testing products in clinical trials, obtaining regulatory approvals and manufacturing, marketing and distributing products. There can be no assurance that the Company will succeed in developing and marketing technologies and products that are more clinically efficacious and cost effective than the more established treatments or the new approaches and products developed and marketed by its competitors. Furthermore, there can be no assurance that the Company will succeed in developing new technologies and products that are available prior to its competitors' products. The failure of the Company to demonstrate the efficacy and cost effective advantages of its products over those of its competitors or the failure to develop new technologies and products before its competitors could have a material adverse effect on the Company's business, financial condition and results of operations.

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

     The Company will be required to make a new 510(k) submission for any device that is cleared through the 510(k) process if the Company modifies or enhances the device in a manner that could significantly affect safety or effectiveness, or if those changes constitute a major modification in the intended use of the device. If the Company cannot establish that a proposed device is substantially equivalent to a legally marketed predicate device, the Company must seek premarket approval of the proposed device from the FDA through the submission of a PMA application. There can be no assurance that the FDA will act favorably or quickly on any of the Company's PMA applications. Significant difficulties and costs may be encountered by the Company in its efforts to obtain FDA clearance that could delay or preclude the Company from selling its products in the United States. Furthermore, there can be no assurance that the FDA will not request additional data or require that the Company conduct further clinical studies, causing the Company to incur substantial cost and delay. In addition, there can be no assurance that the FDA will not impose strict labeling requirements, onerous operator training requirements or other requirements as a condition of its PMA approval, any of which could limit the Company's ability to market its systems. Labeling and promotional activities are subject to scrutiny by the FDA and, in certain circumstances, by the Federal Trade Commission ("FTC"). FDA enforcement policy strictly prohibits the marketing of FDA cleared or approved medical devices for unapproved uses. Further, if a company wishes to modify a product after FDA approval of a PMA, including changes in indications or other modifications that could affect safety or efficacy, additional clearances or approvals will be required from the FDA. Failure to receive or delays in receipt of FDA clearances or approvals, including the need for additional clinical trials or data as a prerequisite to clearance or approval, or any FDA conditions that limit the ability of the Company to market its systems, could have a material adverse effect on the Company's business, financial condition and results of operations.

     International

     The European Union has promulgated rules which require that medical products distributed after June 14, 1998 bear the CE mark, an international symbol of adherence to quality assurance standards and compliance with applicable European medical device directives. Quality system certification is one of the CE mark requirements. The Company has received ISO9001/EN46001 certification by its European Notified Body, one of the CE mark certification prerequisites, for its manufacturing facility in Sunnyvale, California. Furthermore, in January 1998, the Company received the right to affix the CE mark to its Arrhythmia Mapping System and Chilli Cooled Ablation System. In April 1998, the Company received the right to affix the CE mark to its Radii catheters. In July 1998, the Company received the right to affix the CE mark to its Trio/Ensemble catheters. While the Company intends to satisfy the requisite policies and procedures that will permit it to receive the CE Mark Certification for other products, there can be no assurance that the Company will be successful in meeting the European certification requirements and failure to receive the right to affix the CE mark will prohibit the Company from selling these and other products in member countries of the European Union.

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

     Third-Party Reimbursement and Uncertainty Related to Health Care Reform

     In the United States, health care providers, including hospitals and physicians, that purchase medical products for treatment of their patients, generally rely on third party payors, principally federal Medicare, state Medicaid and private health insurance plans, to reimburse all or a part of the costs and fees associated with the procedures performed using these products. The Company's success will be dependent upon, among other things, the ability of health care providers to obtain satisfactory reimbursement from third party payors for medical procedures in which the Company's products are used. Third party payors may deny reimbursement if they determine that a prescribed device has not received appropriate regulatory clearances or approvals, is not used in accordance with cost-effective treatment methods as determined by the payor, or is experimental, unnecessary or inappropriate. Third party reimbursement is generally provided on the basis of the procedure's DRG code is established by the HCFA. The failure of the procedures in which the Company's products are used or an insufficient level of reimbursements for such procedures would have a material adverse effect on the Company's business, financial condition and results of operations. In addition, medical equipment reimbursements have been mandated by statute to be reduced in the past, and there can be no assurance that any such reimbursements with respect to the Company's products will be adequate or provided at all. Failure by hospitals and other users of the Company's products to obtain reimbursement from third party payors, or changes in government and private third party payors' policies toward reimbursement for procedures employing the Company's products, would have a material adverse effect on the Company's business, financial condition and results of operations. Moreover, the Company is unable to predict what additional legislation or regulation, if any, relating to the health care industry or third party coverage and reimbursement may be enacted in the future, or what effect such legislation or regulation would have on the Company.

     Reimbursement systems in international markets vary significantly by country and by region within some countries, and reimbursement approvals must be obtained on a country by country basis. Many international markets have government managed health care systems that control reimbursement for new products and procedures. In most markets, there are private insurance systems as well as government managed systems. Market acceptance of the Company's products will depend on the availability and level of reimbursement in international markets targeted by the Company. There can be no assurance that the Company will obtain reimbursement in any country within a particular time, for a particular amount, or at all.

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

  Product Liability and Insurance

     The development, manufacture and sale of medical products entail significant risk of product liability claims and product failure claims. The Company has only limited commercial sales to date and does not yet have, and will not have for a number of years, sufficient clinical data to allow the Company to measure the risk of such claims with respect to its products. The Company faces an inherent business risk of financial exposure to product liability claims in the event that the use of its products results in personal injury or death. The Company also faces the possibility that defects in the design or manufacture of the Company's products might necessitate a product recall. There can be no assurance that the Company will not experience losses due to product liability claims or recalls in the future. In addition, the Company will require increased product liability coverage if any of its potential products are successfully commercialized. Such insurance is expensive, difficult to obtain and may not be available in the future on acceptable terms, or at all. Any claims against the Company regardless of their merit or eventual outcome could have a material adverse effect upon the Company's business, financial condition and results of operations.

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

     In addition, in order to manufacture and market its products in commercial quantities, the Company believes that it will be required to expand its operations, particularly in the areas of research and development, manufacturing and sales and marketing. The Company hired a new Chief Executive Officer in May 1999 and a new Chief Financial Officer in December 1998. There can be no assurance that the Company's officers and Sales and Marketing personnel will be able to build a successful sales force or that they will be able to operate effectively with the existing management team. As the Company expands its operations in these areas, such expansion will likely result in new and increased responsibilities for management personnel and place significant strain upon the Company's management, operating and financial systems and resources. To accommodate any such growth and compete effectively, the Company will be required to implement and improve information systems, procedures, and controls, and to expand, train, motivate and manage its work force. Any failure to implement and improve the Company's operational, financial and management systems or, to expand, train, motivate or manage employees as required by future growth, if any, could have a material adverse effect on the Company's business, financial condition and results of operations.

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

     Many currently installed computer systems and software products are coded to accept only two digit entries in the data code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, computer systems and/or software used by many companies may need to be upgraded to comply with such "Year 2000" requirements. Significant uncertainty exists in the software industry concerning the potential effects associated with such compliance. The Company has recently reviewed the Year 2000 compliance status of the software and systems used in its internal business processes, and obtained appropriate assurances of compliance from the manufacturers of these products and agreements to modify or replace all non-compliant products. The Company contacted its critical suppliers and major customers to determine whether the products obtained by the Company from such vendors or sold by the customer to third parties are Year 2000 compliant. In addition, the Company considered converting certain of its software and systems to commercial products that are known to be Year 2000 compliant. Implementation of software products of third parties, however, will require the dedication of substantial administrative and management information resources, the assistance of consulting personnel from third party software vendors and the training of the Company's personnel using such systems. Nevertheless, particularly to the extent the Company is relying on the products of other vendors to resolve Year 2000 issues, there can be no assurances that the Company will not experience delays in implementing such products. If key systems, or a significant number of systems were to fail as a result of Year 2000 problems, or the Company were to experience delays implementing Year 2000 compliant software products, the Company could incur substantial costs and disruption of its business, which would potentially have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company in its ordinary course of business tests and evaluates its own software products. The Company believes that its software products are generally Year 2000 compliant, meaning that the use or occurrence of dates on or after January 1, 2000 will not materially affect the performance of the Company's software products with respect to four digit date dependent data or the ability of such products to correctly create, store, process and output information related to such data. To the extent the Company's software products are not fully Year 2000 compliant, there can be no assurance that the Company's software products contain all necessary software routines and codes necessary for the accurate calculation, display, storage and manipulation of data involving dates. To the extent that the Company's products are integrated with products sold by third parties, there can be no assurances that users of the Company's products will not experience Year

2000 problems as a result of the integration of the Company's software with non-compliant Year 2000 products of such third party suppliers. In addition, in certain circumstances, the Company has warranted that the use or occurrence of dates on or after January 1, 2000 will not adversely affect the performance of the Company's products with respect to four digit date dependent data or the ability to create, store, process and output information related to such data. If any of the Company's licensees experience Year 2000 problems, such licensees could assert claims for damages against the Company. There can be no assurance that the Company's resources spent on investigating and remedying Year 2000 compliance issues will not have a material adverse effect on the Company's business, financial condition and results of operations.

  Issuance of Preferred Stock Could Delay or Prevent Corporate Takeover

     The Board of Directors has the authority to issue up to 5,000,000 shares of undesignated Preferred Stock and to determine the rights, preferences, privileges and restrictions of such shares without any further vote or action by the stockholders. To date, the Board of Directors has designated 30,000 shares as Series A Participating Preferred Stock in connection with the Company's Stockholder Rights Plan. The issuance of Preferred Stock under certain circumstances could have the effect of delaying or preventing a change in control of the Company or otherwise adversely affecting the rights of the holders of Common Stock or Series B Preferred Stock.

     On April 22, 1997, pursuant to a Preferred Shares Rights Agreements (the "Rights Agreement") between the Company and Norwest Bank Minnesota, N.A. (the "Rights Agent"), the Company's Board of Directors declared a dividend of one right to purchase 1/1000 a share of the Company's Series A Participating Preferred Stock ("Series A Preferred") for each outstanding share of Common Stock and Series B Preferred Stock (on an as converted basis) of the Company (a "Right"). Each Right entitles the registered holder to purchase from the Company 1/1000 a share of Series A Preferred at an exercise price of $125 (the "Purchase Price"), subject to adjustment. The Rights approved by the Board are designed to protect and maximize the value of the outstanding equity interests in the Company in the event of an unsolicited attempt by an acquirer to take over the Company, in a manner or on terms not approved by the Board of Directors. The Rights have been declared by the Board in order to deter coercive tactics, including a gradual accumulation of shares in the open market of a 15% or greater position to be followed by a merger or a partial or two tier tender offer that does not treat all stockholders equally. The Rights should not interfere with any merger or business combination approved by the Board of Directors. However, the Rights may have the effect of rendering more difficult or discouraging an acquisition of the Company deemed undesirable by the Board of Directors. The Rights may cause substantial dilution to a person or group that attempts to acquire the Company on terms or in a manner not approved by the Company's Board of Directors, except pursuant to an offer conditioned upon the negation, purchase or redemption of the Rights.

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

ITEM 7.A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

     The Company is exposed to financial market risks, including changes in interest rates. The fair value of the Company's available-for-sale investments can be adversely affected by changes in market interest rates. The primary objective of the Company's investment activities is to preserve principal while at the same time maximizing yields without incurring significant risk. To achieve this objective, the Company primarily invests in U.S. Government or high-grade corporate debt securities. At June 30, 1999, the Company had no available-for-sale investments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Company's financial statements and the report of independent auditors appear on pages F-1 through F-23 of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item concerning the Company's directors is incorporated by reference from the section captioned "Election of Directors" contained in the Company's Proxy Statement related to the Annual Meeting of Stockholders to be held November 18, 1999, to be filed by the Company with the Securities and Exchange Commission within 120 days of the end of the Company's fiscal year pursuant to General Instruction G(3) of Form 10-K (the "Proxy Statement"). The information required by this item concerning executive officers is set forth in Part I of this Report. The information required by this item concerning compliance with Section 16(a) of the Exchange Act is incorporated by reference from the section captioned "Section 16(a) Beneficial Ownership Reporting Compliance" contained in the Proxy Statement in the table labeled "Principal Stockholders."

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)(1) Financial Statements

     The following financial statements are filed as part of this Report:

                                                              PAGE
                                                              ----
Report of Ernst & Young LLP, Independent Auditors...........  F-2
Consolidated Balance Sheets.................................  F-3
Consolidated Statements of Operations.......................  F-4
Consolidated Statements of Stockholders' Equity (Deficit)...  F-5
Consolidated Statements of Cash Flows.......................  F-6
Notes to Consolidated Financial Statements..................  F-7

(a)(2) Financial Statement Schedules

II -- Valuation and Qualifying Accounts.....................  S-1

     All other Schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

     (a)(3) Exhibits

     3.1(1)     Restated Certificate of Incorporation of the Registrant.
     3.2(1)     Bylaws of Registrant.
     3.3(7)     Certificate of Designation of Series B Preferred Stock.
     4.1(2)     Preferred Share Rights Agreement, dated April 22, 1997
                between the Registrant and Norwest Bank Minnesota, N.A.
     4.1.1      Amendment No. 1 to Preferred Share Rights Agreement.
    10.1(1)     Form of Indemnification Agreement between the Registrant and each of its directors and officers.
    10.2(6)     1991 Stock Plan and form of Stock Option Agreement
                thereunder.
    10.3(5)     1996 Director Option Plan and form of Director Stock Option
                Agreement thereunder.
    10.5+(1)    OEM Agreement between Registrant and Liebel-Flarsheim
                Company dated June 22, 1994.
    10.6+(1)    License Agreement between Registrant and BSI Corporation
                dated October 21, 1994.

    10.7(1)     Loan Agreement between the Registrant and Dideco S.p.A.
                dated June 23, 1994, as amended by Amendment to Loan
                Agreement dated June 22, 1995 and Amendment No. 2 to Loan
                Agreement dated April 10, 1996.
    10.7.1(3)   Distributor Termination Agreement between the Registrant and
                Dideco S.p.A. dated May 26, 1998.
    10.8+(1)    Exclusive License Agreement dated May 24, 1995.
    10.9(1)     Manufacturing and Supply Agreement between the Registrant
                and Arrow International Inc. dated March 8, 1995.
    10.10(1)    Exclusive International Distributor Agreement between the
                Registrant and Arrow International dated March 8, 1995.
    10.11(1)    Lease dated June 25, 1993 between the Registrant and Brock
                Properties.
    10.11.1(4)  Lease Modification Agreement effective as of February 24,
                1998 between the Registrant And Brock Properties.
    10.12(1)    Master Lease Agreement dated December 1, 1993 between the
                Registrant and Linc Capital Management Services, Ltd., as
                amended.
    10.12.1(8)  Amendment No. 5 to Master Lease Agreement dated December 1,
                1993 between the Registrant and Linc Capital Management
                Services, Ltd.
    10.15(5)    1998 Employee Stock Purchase Plan.
    10.16(3)    Loan and Security Agreement dated May 15, 1998 between the
                Registrant and Silicon Valley Bank.
    10.17(3)    Lease Agreement dated April 27, 1998 between the Registrant and Lincoln Property Company Management Services, Inc. for
                the premises located at 824 W. California Ave., Sunnyvale,
                California 94086.
    10.18(3)    Agreement dated April 18, 1996 between the Registrant and
                Earle Canty.
    10.18.1(3)  Amendment No. 1 to Agreement dated April 18, 1996 between the Registrant and Earle Canty.
    10.19(3)    Loan Agreement dated April 18, 1996 between the Registrant and Earle Canty.
    10.19.1(3)  Amendment No. 1 dated August 31, 1998 to Loan Agreement dated April 18, 1996 between the Registrant and Earle Canty.
    10.20(3)    Loan Agreement dated December 23, 1996 between the
                Registrant and Earle Canty.
    10.20.1(3)  Amendment No. 1 dated August 31, 1998 to Loan Agreement dated December 23, 1996 between the Registrant and Earle
                Canty.
    10.21(3)    Consulting Agreement dated September 1, 1998 between
                Registrant and Earle Canty.
    10.22(6)    Cardiac Pathways Corporation 1998 Nonstatutory Option Plan.
    10.23(7)    Series B Convertible Preferred Stock Purchase Agreement.
    10.24(7)    Registration Rights Agreement dated May 20, 1999.
    10.25       Employment Agreement with Thomas M. Prescott dated May 18,
                1999.
    10.26       Employment Agreement with G. Michael Latta dated November
                30, 1998.
    10.27       Employment Agreement with William N. Starling dated January
                6, 1992.
    10.28*      Exclusive Licensing Agreement between the Registrant and
                Sonometrics Corporation dated July 21, 1999.
    10.29       Employment Agreement with Debra S. Echt dated August 7,
                1996.
    10.30       Employment Agreement with Richard E. Riley dated June 1,
                1992.
    10.31       Employment Agreement with Jon P. Hunt dated March 6, 1998.
    23.1        Consent of Ernst & Young LLP, Independent Auditors.
    24.1        Power of Attorney (see page 45).
    27.1        Financial Data Schedule

---------------
 + Confidential treatment has been granted for portions of these agreements. Omitted portions have been filed separately with the Commission.

 * A request for confidential treatment for portions of this agreement has been submitted to the Commission. Omitted portions have been filed separately with the Commission.

(1) Incorporated by reference to exhibits filed with Registrant's Registration Statement on Form S-1 (Reg. No. 333-3616) as declared effective by the Commission on June 12, 1996.

(2) Incorporated by reference to exhibits filed with the Registrant's Registration Statement on Form 8-A (Reg. No. 000-28372) as declared effective by the Commission on May 22, 1997.

(3) Incorporated by reference to exhibits filed with Registrant's Annual Report on Form 10-K for the year ended June 30, 1998.

(4) Incorporated by reference to exhibits filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.

(5) Incorporated by reference to exhibits filed with Registrant's Registration Statement on Form S-8 (Reg. No. 333-84777) as declared effective by the Commission on December 17, 1998.

(6) Incorporated by reference to exhibits filed with Registrant's Registration Statement on Form S-8 (Reg. No. 333-69095) as declared effective by the Commission on August 9, 1999.

(7) Incorporated by reference to exhibits filed with Registrant's Form 8-K on August 3, 1999.

(8) Incorporated by reference to exhibits filed with Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.

     (b)Reports on Form 8-K. The Company filed a report on Form 8-K on August 3, 1999.

     (c) Exhibits. See Item 14(a)(3) above.

     (d) Financial Statement Schedules. See Item 14(a)(2) above.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          CARDIAC PATHWAYS CORPORATION

                                          By: /s/  THOMAS M. PRESCOTT

                                            ------------------------------------
                                                     Thomas M. Prescott
                                               President and Chief Executive
                                                           Officer

Date: September 28, 1999

                               POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Thomas M. Prescott and Richard E. Riley, and each of them, his true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, to sign any and all amendments (including post-effective amendments) to this Annual Report on Form 10-K and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitute or substitutes, or any of them, shall do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                      SIGNATURE                                   TITLE                     DATE
                      ---------                                   -----                     ----
               /s/ THOMAS M. PRESCOTT                  President and Chief           September 28, 1999
-----------------------------------------------------  Executive Officer (Principal
                (Thomas M. Prescott)                   Executive Officer)

                /s/ G. MICHAEL LATTA                   Vice President of Finance     September 28, 1999
-----------------------------------------------------  and Chief Financial Officer
                 (G. Michael Latta)                    (Principal Financial and
                                                       Accounting Officer)

               /s/ WILLIAM N. STARLING                 Director                      September 28, 1999
-----------------------------------------------------
                (William N. Starling)

                                                       Director                      September   , 1999
-----------------------------------------------------
                  (Mark J. Brooks)

                 /s/ M. FAZLE HUSAIN                   Director                      September 28, 1999
-----------------------------------------------------
                  (M. Fazle Husain)

                                                       Director                      September   , 1999
-----------------------------------------------------
                (Anchie Y. Kuo, M.D.)

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Report of Ernst & Young LLP, Independent Auditors...........  F-2
Consolidated Balance Sheets as of June 30, 1999 and 1998....  F-3
Consolidated Statements of Operations for the years ended
  June 30, 1999, 1998 and 1997..............................  F-4
Consolidated Statements of Stockholders' Equity (Deficit)
  for the years ended June 30, 1999, 1998 and 1997..........  F-5
Consolidated Statements of Cash Flows for the years ended
  June 30, 1999, 1998, and 1997.............................  F-6
Notes to Consolidated Financial Statements..................  F-7

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Cardiac Pathways Corporation

     We have audited the accompanying consolidated balance sheets of Cardiac Pathways Corporation as of June 30, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the three years in the period ended June 30, 1999. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cardiac Pathways Corporation at June 30, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 1999, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material aspects the information set forth therein.

                                                 /s/ ERNST & YOUNG LLP

San Jose, California
September 2, 1999

                          CARDIAC PATHWAYS CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                                                        JUNE 30,
                                                              ----------------------------
                                                                  1999            1998
                                                              ------------    ------------
                                          ASSETS
Current assets:
  Cash and cash equivalents.................................  $  2,339,660    $  7,268,877
  Short-term investments....................................            --      17,248,500
  Accounts receivable, net of allowance for doubtful
     accounts of $105,000 at June 30, 1999 and $16,500 at
     June 30, 1998..........................................       898,296         523,455
  Inventories...............................................     1,330,255         668,042
  Prepaid expenses..........................................       338,479         317,549
  Other current assets......................................        76,719         526,193
                                                              ------------    ------------
          Total current assets..............................     4,983,409      26,552,616
Property and equipment, net.................................     3,790,443       3,632,488
Notes receivable from related parties.......................        29,584         260,477
Deposits and other assets...................................       102,406         488,996
                                                              ------------    ------------
                                                              $  8,905,842    $ 30,934,577
                                                              ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable..........................................  $    488,128    $  1,079,772
  Accrued compensation and related benefits.................       835,277         601,307
  Accrued clinical expenses.................................       939,183       1,144,556
  Other accrued expenses....................................       738,831         654,670
  Current obligations under capital leases..................       325,334         554,806
  Bridge loan...............................................     3,000,000              --
  Current portion of long-term debt.........................            --         166,667
                                                              ------------    ------------
          Total current liabilities.........................     6,326,753       4,201,778
Long-term obligations under capital leases..................       342,772         483,586
Deferred royalty income.....................................     2,630,862       2,930,862
Long-term debt, less current portion........................            --       5,833,333
Commitments
Stockholders' equity (deficit):
  Preferred stock, $.001 par value; 5,000,000 shares
     authorized and none issued and outstanding at June 30,
     1999 and 1998..........................................            --              --
  Common stock, $.001 par value; 30,000,000 shares
     authorized; 2,007,904 shares issued and outstanding at
     June 30, 1999 and 1,959,194 at June 30, 1998...........         2,008           1,959
  Additional paid-in capital................................    80,152,542      79,791,616
  Receivable from stockholder...............................      (385,000)       (385,000)
  Accumulated deficit.......................................   (79,983,404)    (61,417,629)
  Deferred compensation.....................................      (180,691)       (505,928)
                                                              ------------    ------------
          Total stockholders' equity (deficit)..............      (394,545)     17,485,018
                                                              ------------    ------------
                                                              $  8,905,842    $ 30,934,577
                                                              ============    ============

                See Notes to Consolidated Financial Statements.

                          CARDIAC PATHWAYS CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                               YEAR ENDED JUNE 30,
                                                   --------------------------------------------
                                                       1999            1998            1997
                                                   ------------    ------------    ------------
Net sales........................................  $  4,406,370    $  2,419,816    $  2,408,773
Cost of goods sold...............................     4,249,308       2,827,789       2,507,375
                                                   ------------    ------------    ------------
  Gross margin (deficit).........................       157,062        (407,973)        (98,602)

Operating expenses:
  Research and development.......................    12,115,535      14,353,393      11,756,260
  Selling, general and administrative............     6,684,669       4,091,637       3,147,311
                                                   ------------    ------------    ------------
          Total operating expenses...............    18,800,204      18,445,030      14,903,571
                                                   ------------    ------------    ------------
Loss from operations.............................   (18,643,142)    (18,853,003)    (15,002,173)

Other income (expense):
  Interest income................................       699,589       1,857,981       2,624,055
  Interest expense...............................      (664,527)       (578,931)       (523,038)
  Other, net.....................................        42,305          75,156          35,562
                                                   ------------    ------------    ------------
          Total other income (expense), net......        77,367       1,354,206       2,136,579
                                                   ------------    ------------    ------------
Net loss.........................................  $(18,565,775)   $(17,498,797)   $(12,865,594)
                                                   ============    ============    ============
Net loss per share -- basic and diluted..........  $      (9.34)   $      (9.07)   $      (6.86)
                                                   ============    ============    ============
Shares used in computing net loss per
  share -- basic and diluted.....................     1,987,000       1,930,000       1,876,000
                                                   ============    ============    ============

                See Notes to Consolidated Financial Statements.

                          CARDIAC PATHWAYS CORPORATION

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                    COMMON STOCK      ADDITIONAL    RECEIVABLES                                       TOTAL
                                 ------------------     PAID-IN         FROM       ACCUMULATED      DEFERRED      STOCKHOLDERS'
                                  SHARES     AMOUNT     CAPITAL     STOCKHOLDERS     DEFICIT      COMPENSATION   EQUITY (DEFICIT)
                                 ---------   ------   -----------   ------------   ------------   ------------   ----------------
Balance at June 30, 1996.......  1,853,866   $1,854   $77,664,050    $(406,000)    $(31,053,238)   $(155,771)      $ 46,050,895
Issuance of nonqualified stock
  options for services.........                  --        17,750           --               --           --             17,750
Exercise of options to purchase
  Common Stock.................     43,328       43       305,910      (14,000)              --           --            291,953
Issuance of Common Stock under
  employee stock purchase
  plan.........................      7,513        8       253,602           --               --           --            253,610
Deferred compensation..........         --       --       855,500           --               --     (855,500)                --
Amortization of deferred
  compensation.................         --       --            --           --               --      243,595            243,595
Net loss.......................                  --            --           --      (12,865,594)          --        (12,865,594)
                                 ---------   ------   -----------    ---------     ------------    ---------       ------------
Balance at June 30, 1997.......  1,904,707    1,905    79,096,812     (420,000)     (43,918,832)    (767,676)        33,992,209
Issuance of Common Stock
  warrants.....................         --       --        60,351           --               --           --             60,351
Issuance of nonqualified stock
  options for services.........         --       --        65,121           --               --           --             65,121
Exercise of options to purchase
  Common Stock.................     41,776       42       225,502       35,000               --           --            260,544
Issuance of Common Stock under
  employee stock purchase
  plan.........................     12,711       13       343,829           --               --           --            343,842
Amortization of deferred
  compensation.................         --       --            --           --               --      261,748            261,748
Net loss.......................         --       --            --           --      (17,498,797)          --        (17,498,797)
                                 ---------   ------   -----------    ---------     ------------    ---------       ------------
Balance at June 30, 1998.......  1,959,194    1,960    79,791,615     (385,000)     (61,417,629)    (505,928)        17,485,018
Issuance of Preferred Stock
  warrants.....................         --       --        45,000           --               --           --             45,000
Issuance of nonqualified stock
  options for services.........         --       --         3,811           --               --           --              3,811
Exercise of options to purchase
  Common Stock.................     32,436       32       314,099           --               --           --            314,131
Issuance of Common Stock under
  employee stock purchase
  plan.........................     16,274       16       132,423           --               --           --            132,439
Deferred compensation..........         --       --      (134,406)          --               --      134,406                 --
Amortization of deferred
  compensation.................         --       --            --           --               --      190,831            190,831
Net loss.......................         --       --            --           --      (18,565,775)          --        (18,565,775)
                                 ---------   ------   -----------    ---------     ------------    ---------       ------------
Balance at June 30, 1999.......  2,007,904   $2,008   $80,152,542    $(385,000)    $(79,983,404)   $(180,691)      $   (394,545)
                                 =========   ======   ===========    =========     ============    =========       ============

                See Notes to Consolidated Financial Statements.

                          CARDIAC PATHWAYS CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               YEAR ENDED JUNE 30,
                                                   --------------------------------------------
                                                       1999            1998            1997
                                                   ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss.........................................  $(18,565,775)   $(17,498,797)   $(12,865,594)
Adjustments to reconcile net loss to net cash
  used in operating activities:
  Depreciation and amortization..................     1,271,058       1,274,226       1,260,546
  Amortization of deferred royalty income........      (300,000)        (19,611)        (49,527)
  Amortization of deferred compensation..........       190,831         261,748         243,595
  (Gain) on disposal of property and equipment...            --         (33,678)             --
  Issuance of common stock warrants..............            --          60,351              --
  Issuance of preferred stock warrants...........        45,000              --              --
  Issuance of nonqualified stock options for
     services....................................         3,811          65,121          17,750
Changes in operating assets and liabilities:
  Accounts receivable............................      (374,841)       (354,627)        230,169
  Receivable from related party..................            --           1,552          20,173
  Inventories....................................      (662,213)       (248,037)       (257,489)
  Prepaid expenses...............................       (20,930)         94,209        (177,419)
  Other current assets...........................       449,474          52,335        (188,237)
  Accounts payable...............................      (591,644)        291,388         276,998
  Accrued compensation and related benefits......       233,970         138,493         269,303
  Accrued clinical expenses......................      (205,373)        448,450         546,102
  Other accrued expenses.........................        84,161        (215,572)        136,677
  Interest payable on note.......................            --      (1,153,625)        379,204
                                                   ------------    ------------    ------------
Net cash used in operating activities............   (18,442,471)    (16,836,074)    (10,157,749)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of short-term investments..............    (5,612,448)    (25,167,799)    (54,509,722)
Maturities and sales of short-term investments...    22,860,948      44,394,833      41,795,000
Purchase of property and equipment, net..........    (1,202,612)     (1,170,621)       (742,155)
Proceeds from disposal of equipment..............            --          23,519              --
(Increase) decrease in notes receivable..........       230,893          59,014         (57,075)
(Increase) decrease in deposits and other
  assets.........................................       386,590        (391,713)        (38,095)
                                                   ------------    ------------    ------------
Net cash provided by (used in) investing
  activities.....................................    16,663,371      17,747,233     (13,552,047)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments under capital lease
  obligations....................................      (596,687)       (838,094)       (856,596)
Proceeds from bridge loan financing..............     3,000,000              --              --
Repayment of borrowings on line of credit........    (6,000,000)             --              --
Repayment of note payable........................            --      (4,500,000)             --
Proceeds from borrowings on line of credit.......            --       6,000,000              --
Proceeds from issuance of common stock...........       446,570         569,386         559,563
Notes receivable from stockholders...............            --          35,000         (14,000)
                                                   ------------    ------------    ------------
Net cash provided by (used in) financing
  activities.....................................    (3,150,117)      1,266,292        (311,033)
                                                   ------------    ------------    ------------
Net change in cash and cash equivalents..........    (4,929,217)      2,177,451     (24,020,829)
Cash and cash equivalents at beginning of year...     7,268,877       5,091,426      29,112,255
                                                   ------------    ------------    ------------
Cash and cash equivalents at end of year.........  $  2,339,660    $  7,268,877    $  5,091,426
                                                   ============    ============    ============

                See Notes to Consolidated Financial Statements.

                          CARDIAC PATHWAYS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1999

1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Nature of Business

     Cardiac Pathways Corporation, a Delaware corporation (the "Company"), operates in a single industry segment and develops, manufactures and markets minimally invasive systems to diagnose and treat cardiac tachyarrhythmias.

  Basis of Presentation

     The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Cardiac Pathways B.V. and Cardiac Pathways G.m.b.H. All significant intercompany accounts and transactions have been eliminated.

  Use of Estimates

     The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

  Preferred Stock Financing and Reverse Stock Split

     In May 1999, the Company's Board of Directors authorized and the Company entered into definitive agreements in connection with a preferred stock financing. The terms of the financing included the sale of a maximum of 40,000 shares of Series B Preferred Stock at $1,000 per share to a group of accredited investors. The Series B Preferred Stock is initially convertible into 200 shares of the Company's Common Stock. The Series B Preferred Stock is entitled to a cumulative dividend of 11% of the purchase price per share per year, and will have a liquidation preference in certain circumstances equal to the initial purchase price plus accrued but unpaid dividends. In addition to the preferred stock financing, in May 1999, the Company's Board of Directors authorized a 1-for-5 reverse stock split.

     The Series B Preferred Stock financing and the 1-for-5 reverse stock split were approved by the stockholders in July 1999. Furthermore, in July 1999, the Company closed the Series B Preferred Stock financing and issued a total of 32,000 shares of Series B Preferred Stock at a price of $1,000 per share, raising approximately $31,500,000, net of issuance costs (see notes 4 and 13.) In addition, the Company effected the 1-for-5 reverse stock split in July 1999. All share and per share amounts have been retroactively adjusted to reflect the reverse stock split.

  Fair Value of Financial Instruments

     The carrying amounts reported in the balance sheet for cash and cash equivalents and short-term investments approximate fair value. The fair value of short-term investments was based on quoted market prices.

     The carrying amount for the Company's long-term and short-term debt approximated fair value. The fair value of the Company's debt was estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rate for similar types of borrowing arrangements.

  Concentrations of Credit Risk

     The Company is potentially subject to concentrations of credit risk with respect to its cash investments and trade accounts receivable. The Company invests its excess cash in a diversified portfolio of investment grade interest bearing instruments. The Company is exposed to credit risk in the event of default by the

                          CARDIAC PATHWAYS CORPORATION

                                 JUNE 30, 1999

financial institutions or issuers of investments only to the extent recorded on the balance sheet. To date, the Company has not experienced any significant losses on its investments.

     The Company sells its products to distributors in Japan and Europe and to hospitals in the United States (see Note 10). The Company does not require collateral and maintains reserves for estimated credit losses. To date, such losses have been within management's expectations and have not been significant.

  Cash, Cash Equivalents and Short-term Investments

     The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. All other liquid investments are classified as short-term investments. Through fiscal 1999, management classified the Company's investment portfolio as held-to-maturity and available-for-sale. Available-for-sale securities were carried at fair value with unrealized gains and losses reported as a separate component of stockholders' equity. To date, the Company has not experienced any significant unrealized gains or losses on available-for-sale securities and, accordingly, no adjustments have been made to stockholders' equity.

     The cost of held-to-maturity securities was adjusted for the amortization of premiums and the accretion of discounts to maturity. Such amortization of premiums and accretion of discounts was included in interest income. At June 30, 1999 the Company had $2,339,660 in cash and cash equivalents which were held primarily in a money market account and had no short-term investments. At June 30, 1998 short-term investments were valued at amortized cost, which approximated fair value.

     The following is a summary of held-to-maturity and available-for-sale securities at June 30, 1998:

                                                              GROSS         GROSS
                                              AMORTIZED     UNREALIZED    UNREALIZED     ESTIMATED
                DESCRIPTION                     COST          GAINS         LOSSES      FAIR VALUE
                -----------                  -----------    ----------    ----------    -----------
Held-to-maturity:
  U.S. government agency...................  $ 2,996,886      $   --       $ (1,171)    $ 2,995,715
  U.S. corporate obligations...............   10,751,614       2,221         (8,968)     10,744,867
Available-for-sale:
  Auction rate preferred stock.............    3,500,000          --             --       3,500,000
                                             -----------      ------       --------     -----------
                                              17,248,500       2,221        (10,139)     17,240,582
Amounts classified as cash equivalents.....           --          --             --              --
                                             -----------      ------       --------     -----------
Amounts included in short-term
  investments..............................  $17,248,500      $2,221       $(10,139)    $17,240,582
                                             ===========      ======       ========     ===========

     There were no significant realized gains or losses as a result of the maturity or sale of securities for the years ended June 30, 1999 and 1998. In the three months ended March 31, 1999, the Company sold certain of its held-to-maturity securities to meet its liquidity needs. The cost of securities sold was based on the specific identification method. Commencing in fiscal 2000, management will classify the Company's investment portfolio as available-for-sale.

                          CARDIAC PATHWAYS CORPORATION

                                 JUNE 30, 1999

  Inventory

     Inventories are stated at the lower of cost (determined using the first-in, first-out method) or market and consist of the following:

                                                              JUNE 30,
                                                       ----------------------
                                                          1999         1998
                                                       ----------    --------
Raw materials........................................  $  611,667    $432,867
Work-in-process......................................     174,016     123,052
Finished goods.......................................     544,572     112,123
                                                       ----------    --------
                                                       $1,330,255    $668,042
                                                       ==========    ========

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

     Property and equipment consist of the following:

                                                              JUNE 30,
                                                      ------------------------
                                                         1999          1998
                                                      ----------    ----------
Property and equipment:
  Equipment.........................................  $6,836,138    $5,626,967
  Leasehold improvements............................     422,061       348,610
  Equipment-in-process..............................   1,521,008     1,523,411
                                                      ----------    ----------
                                                       8,779,207     7,498,988
Less accumulated depreciation and amortization......   4,988,764     3,866,500
                                                      ----------    ----------
                                                      $3,790,443    $3,632,488
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

  Capitalized Software

     The Company capitalizes internally generated software development costs in accordance with Statement of Financial Accounting Standards No. 86 (FAS 86), "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed." Capitalization of software development costs begins upon the establishment of technological feasibility for the product. The Company amortizes capitalized amounts upon commercial release of the product on a straight-line basis over the estimated economic lives. Capitalized software development costs were $0 and $233,000 as of June 30, 1999 and 1998, respectively.

                          CARDIAC PATHWAYS CORPORATION

                                 JUNE 30, 1999

  Royalty Income

     At June 30, 1999 and 1998, the Company had $2,630,862 and $2,930,862 of
deferred royalty income, respectively, related to one of its diagnostic catheter systems (see Note 9). Income earned from this royalty agreement is recorded as a component of net sales.

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

  Net Loss Per Share

     Basic and diluted net loss per share are computed using the weighted average number of common shares outstanding during the period. The Company has other securities outstanding that could dilute basic earnings per share in the future that were not included in the computation of diluted net loss per share in the periods presented as their effect is antidilutive.

     The following table sets forth the computation of net loss per share:

                                                                YEAR ENDED JUNE 30,
                                                    --------------------------------------------
                                                        1999            1998            1997
                                                    ------------    ------------    ------------
Numerator for basic and diluted net loss per
  share:
  Net loss........................................  $(18,565,775)   $(17,498,797)   $(12,865,594)
Denominator:
  Average shares outstanding for basic and diluted
     net loss per share...........................     1,987,000       1,930,000       1,876,000
Basic and diluted net loss per share..............  $      (9.34)   $      (9.07)   $      (6.86)
                                                    ============    ============    ============

     For the year ended June 30, 1999, outstanding stock options and warrants to purchase 315,000 shares of common stock were excluded from the calculation of net loss per share as their effect is antidilutive.

  Stock-Based Compensation

     The Company accounts for its stock-based compensation arrangements using the intrinsic-value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and accordingly, has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 (FAS 123), "Accounting for Stock-Based Compensation." These provisions require the Company to disclose pro forma net loss and net loss per share amounts as if compensation expense related to certain stock awards was recognized based on the fair value accounting rules under FAS 123 (see Note 4).

                          CARDIAC PATHWAYS CORPORATION

                                 JUNE 30, 1999

  Recent Pronouncements

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 (FAS 130), "Reporting Comprehensive Income" which requires the reporting and presentation of comprehensive income and its components in the financial statements. Comprehensive income reflects certain items not currently reported in measuring net income, such as changes in the value of available-for-sale securities and foreign currency translation adjustments. The Company adopted FAS 130 in the first quarter of fiscal 1999. FAS 130 establishes new rules for the reporting and display of comprehensive income and its components, however, it has no impact on the Company's net loss or stockholders' equity.

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 (FAS 131), "Disclosures about Segments of an Enterprise and Related Information" which supersedes the current segment reporting requirements of Statement of Financial Accounting Standards No. 14 (FAS 14), "Financial Reporting for Segments of a Business Enterprise", as amended. FAS 131 requires the reporting of certain financial and other disclosures related to the Company's operating segments which are identified using a "management approach." Operating segments are revenue-producing components of the business for which separate financial information is produced internally and are subject to evaluation by the chief operating decision maker in the resource allocation process. The Company adopted FAS 131 for the year ending June 30, 1999. As the Company operates in a single industry segment, there were no significant modifications or additional disclosures required in the financial statements.

     In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133 (FAS 133), "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted in years beginning after June 15, 2000. The Company has not used derivative instruments in the past and does not anticipate using derivative instruments in the future, and the Company does not expect that the adoption of FAS 133 will have a significant impact on its financial condition or results of operations.

2. DEBT

     In May 1998, the Company obtained a term loan credit facility of $8,000,000 from a commercial bank. The loan agreement provided for an initial advance of $6,000,000 available for the repayment of a note payable and related accrued interest due to Sorin Biomedical with the remaining $2,000,000 available for general corporate purposes. Borrowings under the credit facility bore interest at the bank's prime rate plus 1.25% (9.75% at June 30, 1998). Interest payments were due monthly following commencement of each advance and the outstanding balance of all borrowings under the credit facility were to be fully amortized over the 36-month period following the end of the drawdown period with principal and interest payments due monthly. Under the terms of the loan agreement, all borrowings were collateralized by substantially all of the Company's assets and the Company was required to maintain certain financial ratios and other covenants.

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

     In March 1999, the Company was out of compliance with the financial ratios and other covenants required by the term loan credit facility. Under the terms of the loan agreement, the Company was required to fully collateralize the $6,000,000 loan through a restricted cash pledge. In May 1999, the commercial bank foreclosed and took possession of the collateral in satisfaction of the full amount due under the loan.

     In May 1999, in connection with the Series B Preferred Stock Financing, the Company obtained a convertible bridge loan of $3,000,000 from certain participating investors. The bridge loan bore interest at the

                          CARDIAC PATHWAYS CORPORATION

                                 JUNE 30, 1999

prime rate plus 2.00% (9.75% at June 30, 1999). The promissory notes issued in connection with the bridge loan were convertible into shares of Series B convertible preferred stock at the same price as the shares issued in the financing. In July 1999, the bridge loan and related accrued interest was converted into 3,052 shares of Series B preferred stock concurrent with the closing of the financing (see notes 4 and 13).

3. COMMITMENTS

     The Company leases facilities and equipment under noncancelable lease agreements. Future minimum lease payments were as follows:

                                                                  JUNE 30, 1999
                                                              ----------------------
                                                              CAPITAL     OPERATING
                                                               LEASES       LEASES
                                                              --------    ----------
2000........................................................  $374,676    $  925,067
2001........................................................   279,925       763,808
2002........................................................    94,563       741,408
2003........................................................        --       741,408
2004........................................................        --       247,136
Thereafter..................................................        --            --
                                                              --------    ----------
          Total minimum lease payments......................   749,164    $3,418,827
                                                                          ==========
Less amount representing interest...........................    81,058
                                                                          ==========
                                                              --------
Present value of minimum lease payments.....................   668,106
Less current portion........................................   325,334
                                                              --------
Long-term portion...........................................  $342,772
                                                              ========

     The Company leases its facilities under operating lease agreements that extend through October 2003. Rent expense was approximately, $730,323, $364,000, and $322,000 for the years ended June 30, 1999, 1998 and 1997, respectively. The Company leases certain equipment under long-term leases, the terms of which qualify as capital leases. Capital lease obligations are collateralized with leased equipment.

     The Company's equipment acquired under capital lease arrangements and related accumulated amortization are as follows:

                                                                     JUNE 30,
                                                              -----------------------
                                                                 1999         1998
                                                              ----------   ----------
Equipment at cost...........................................  $4,018,000   $3,792,000
Less accumulated amortization...............................   3,334,000    2,747,000
                                                              ----------   ----------
                                                              $  684,000   $1,045,000
                                                              ==========   ==========

     At June 30, 1999, the Company had approximately $308,000 in noncancelable commitments with suppliers to provide components in the normal course of business.

4. STOCKHOLDERS' EQUITY

  Common Stock

     The Company is authorized to issue 30,000,000 shares of common stock, $.001 par value per share, of which a total of 2,007,904 and 1,959,194 shares were outstanding at June 30, 1999 and 1998, respectively.

                          CARDIAC PATHWAYS CORPORATION

                                 JUNE 30, 1999

  Preferred Stock

     The Company is authorized to issue 5,000,000 shares of undesignated preferred stock, $.001 par value per share. Preferred stock may be issued from time to time in one or more series. The Board of Directors is authorized to determine the rights, preferences, privileges, and restrictions granted to and imposed upon any wholly unissued series of preferred stock and to fix the number of shares of any series of preferred stock and the designation of any such series without any vote or action by the Company's stockholders. At June 30, 1999 and 1998, the Company had no shares of preferred stock outstanding.

     In May 1999, the Company's Board of Directors authorized and the Company entered into definitive agreements in connection with a preferred stock financing. The terms of the financing included the sale of a maximum of 40,000 shares of Series B Preferred Stock at $1,000 per share to a group of accredited investors. The Series B Preferred Stock is initially convertible into 200 shares of the Company's Common Stock. The Series B Preferred Stock is entitled to a cumulative dividend of 11% of the purchase price per share per year, and will have a liquidation preference in certain circumstances equal to the initial purchase price plus accrued but unpaid dividends. In addition, at any time after May 31, 2004, the holders of a majority of Series B Preferred Stock may request that the Company redeem the outstanding shares of Series B Preferred Stock. The Company, at its sole discretion, may redeem the outstanding shares of Series B Preferred Stock for an amount equal to the original Series B issue price plus accrued but unpaid dividends. If the Company has not redeemed the Series B Preferred Stock prior to May 31, 2004, the dividend rate will increase by 6% for each year a redemption has not occurred subsequent to May 31, 2004. The Series B Preferred Stock financing was approved by the stockholders in July 1999. Furthermore, in July 1999, the Company closed the Series B Preferred Stock financing and issued a total of 32,000 shares of Series B Preferred Stock at a price of $1,000 per share, raising approximately $31,500,000, net of issuance costs.

  Stock Warrants

     The Company has issued warrants to purchase common stock in connection with various financing and lease agreements. The fair value of warrants issued in connection with lease transactions was expensed. The following warrants to purchase common stock were outstanding at June 30, 1999:

                             RESERVED FOR   PRICE PER   AGGREGATE    EXPIRATION
          SHARES               ISSUANCE       SHARE       PRICE         DATE
          ------             ------------   ---------   ----------   ----------
 7,034.....................      7,034       $42.65     $  300,000   July 2009
 4,000.....................      4,000        43.50        174,000   June 2001
15,394.....................     15,394        65.625     1,010,231   June 2001
 2,200.....................      2,200        75.00        165,000   June 2001

     In May 1999, the Company issued warrants to purchase 300 shares of Series B Preferred Stock in connection with the convertible bridge loan noted above (see note 2). The warrants are exercisable at $1,000 per share and expire in May 2004. As of June 30, 1999 none of the preferred stock warrants had been exercised.

  Stock Option Plans

     In July 1991, the Board of Directors of the Company approved the Company's 1991 Stock Option Plan (the "Plan"). The Plan provides for the issuance of incentive and nonstatutory options to employees, officers, and consultants of the Company to acquire common stock of the Company. The Plan, as amended, provides for the granting of options for up to 1,313,406 shares of common stock of the Company which includes 800,000 shares which were approved by the stockholders in July 1999. The exercise price of incentive stock options granted under the Plan may not be less than 100% (110% in the case of any options granted to a person

                          CARDIAC PATHWAYS CORPORATION

                                 JUNE 30, 1999

who owns more than 10% of the total combined voting power of all classes of stock of the Company) of the fair market value of the common stock subject to the option on the date of grant. Options granted under the Plan generally become exercisable over a four-year period and generally expire ten years from the date of grant. Expired options become available under the Plan. At June 30, 1999, a total of 288,300 shares of common stock were reserved for issuance under the Plan (see Note 13).

     In September 1996 and April 1997, the Board of Directors authorized the exchange of certain stock option grants at the then fair market values of the Company's common stock. These exchanges were voluntary and open to all employees holding options subsequent to certain dates. In September 1996, options to purchase 5,730 shares of common stock at prices ranging from $63.75 to $75.00 per share were exchanged for options to purchase a like number of shares at $60.00 per share. Under the September 1996 exchange, all previous vesting of the related options was forfeited. In April 1997, options to purchase 30,925 shares of common stock at prices ranging from $42.50 to $85.00 per share were exchanged for options to purchase a like number of shares at $33.15 per share. Vesting terms were not modified under the April 1997 exchange, however, no vested options related to the exchange were exercisable for a period of 180 days following the exchange.

     During the years ended June 30, 1997 and 1996, the Company recorded deferred compensation of approximately $856,000 and $192,000, respectively, representing the difference between the grant price and the fair value of the Company's common stock for certain options granted during those years. The deferred compensation is amortized over the period for which the related stock options become exercisable, which is generally four years. During the year ended June 30, 1999, the company decreased unamortized deferred compensation by approximately $134,000 to reflect the cancellation of certain unvested stock options for which deferred compensation was previously recorded. Amortization of deferred compensation was approximately $191,000, $262,000 and $244,000 for the years ended June 30, 1999, 1998 and 1997, respectively.

     In April 1996, the Company adopted the 1996 Director Option Plan (the "Director Plan"). The Director Plan provides for the granting of options for up to 12,000 shares of common stock of the Company. The option grants under the Director Plan are automatic and non-discretionary, and the exercise price of the options is 100% of the fair market value of the common stock on the grant date. The Director Plan provides for an initial grant of options to purchase 2,600 shares of common stock to each new non-employee director. In addition, each non-employee director will automatically be granted an option to purchase 140 shares of common stock annually. Options granted under the Director Plan become exercisable over a four-year period and expire ten years from the date of grant. At June 30, 1999, a total of 12,000 shares of common stock were reserved for issuance under the Director Plan.

     In August 1998, the Board of Directors of the Company approved the Company's 1998 Nonstatutory Stock Option Plan (the "Supplemental Plan"). The Supplemental Plan provides for the issuance of nonstatutory options to non-officer employees and consultants of the Company to acquire common stock of the Company. The Supplemental Plan, as amended, provides for the granting of options for up to 480,000 shares of common stock of the Company, that includes 400,000 shares which were approved by the Company's Board of Directors in July 1999. Options granted under the Supplemental Plan generally become exercisable over a four-year period and generally expire ten years from the date of grant. Expired options become available under the Supplemental Plan. At June 30, 1999, a total of 80,000 shares of common stock were reserved for issuance under the Supplemental Plan (see Note 13).

                          CARDIAC PATHWAYS CORPORATION

                                 JUNE 30, 1999

     The fair value of option grants related to the above plans is estimated on the date of grant using the Black-Scholes pricing model with the following assumptions for the years ended June 30, 1999, 1998 and 1997:

                                                                 JUNE 30,
                                                  --------------------------------------
                                                     1999          1998          1997
                                                  ----------    ----------    ----------
Risk-free interest rate.........................    6.02%         5.75%         6.02%
Expected life...................................  3.81 years    3.73 years    3.49 years
Expected volatility.............................    78.8%         76.20%        72.62%
Dividend yield..................................      --            --            --

     The following is a summary of activity under the stock option plans:

                                                          YEAR ENDED JUNE 30,
                          ------------------------------------------------------------------------------------
                                     1999                         1998                         1997
                          --------------------------   --------------------------   --------------------------
                                    WEIGHTED AVERAGE             WEIGHTED AVERAGE             WEIGHTED AVERAGE
     STOCK OPTIONS        SHARES     EXERCISE PRICE    SHARES     EXERCISE PRICE    SHARES     EXERCISE PRICE
     -------------        -------   ----------------   -------   ----------------   -------   ----------------
Outstanding at July 1...  242,538        $27.30        205,552        $17.60        209,034        $ 9.55
  Granted...............  161,919        $14.01         93,337        $38.75        123,183        $40.80
  Exercised.............  (32,436)       $ 9.68        (41,776)       $ 5.40        (43,328)       $ 7.05
  Canceled..............  (85,354)       $32.06        (14,575)       $34.65        (83,337)       $37.15
                          -------                      -------                      -------
Outstanding at June
  30....................  286,667        $20.37        242,538        $27.30        205,552        $17.60
                          =======                      =======                      =======
Exercisable at June
  30....................  113,075        $22.08        106,409        $15.65         90,878        $ 5.60
Weighted average fair
  value of options
  granted...............                 $10.02                       $22.10                       $23.50
Shares available for
  grant.................   93,633                       26,195                       24,958

     The following table summarizes information for outstanding and exercisable options at June 30, 1999:

                                 OPTIONS OUTSTANDING                       OPTIONS EXERCISABLE
                  -------------------------------------------------   ------------------------------
                                WEIGHTED AVERAGE
   RANGE OF         NUMBER         REMAINING       WEIGHTED AVERAGE     NUMBER      WEIGHTED AVERAGE
EXERCISE PRICES   OUTSTANDING   CONTRACTUAL LIFE    EXERCISE PRICE    OUTSTANDING    EXERCISE PRICE
---------------   -----------   ----------------   ----------------   -----------   ----------------
$ 1.15 - $ 5.00      90,073           9.08              $ 4.63           10,570          $ 1.95
$ 6.60 - $31.25     121,760           7.68              $19.11           66,639          $15.44
$33.13 - $42.50      64,677           8.25              $38.38           30,581          $37.20
$43.15 - $75.00      10,157           7.86              $53.47            5,285          $57.27
---------------     -------           ----              ------          -------          ------
$ 1.15 - $75.00     286,667           8.25              $20.37          113,075          $22.08

  Employee Stock Purchase Plans

     In April 1996, the Company adopted the 1996 Employee Stock Purchase Plan (the "1996 ESPP"). The 1996 ESPP, as amended, provided for the purchase by employees of up to 24,600 shares of the Company's common stock. In August 1998, the Board of Directors of the Company approved the termination of the 1996 ESPP and the adoption of the Cardiac Pathways Corporation 1998 Employee Stock Purchase Plan (the "1998 ESPP") including the initial reservation of 20,000 shares of Common Stock under the 1998 ESPP. The 1998 ESPP provides for consecutive, overlapping 24-month offering periods. Each offering period consists of four semi-annual purchase periods and is designed to allow eligible employees to purchase common stock through payroll deductions at a price equal to 85% of the lesser of the fair market value of the Company's common stock on the first day of the applicable offering period or the last day of the respective purchase period. The 1998 ESPP provides for an annual increase in the number of Common Stock shares reserved

                          CARDIAC PATHWAYS CORPORATION

                                 JUNE 30, 1999

equal to the lesser of 40,000 shares or 1.5% of the Company's outstanding Common Stock. The maximum number of Common Stock shares reserved for issuance under the 1998 ESPP cannot exceed 196,000. The adoption of the 1998 ESPP was approved by the stockholders in November 1998.

     During the years ended June 30, 1999, 1998 and 1997, a total of 16,274, 12,711 and 7,513 shares were purchased, respectively, under the Employee Stock Purchase Plans at prices ranging from $4.40 to $46.75 per share. At June 30, 1999, there were 184,101 shares reserved for future issuance under the 1998 ESPP.

     The estimated fair value of purchase rights under the Company's Employee Stock Purchase Plan is determined using the Black-Scholes pricing model with the following assumptions for the years ended June 30, 1999, 1998 and 1997:

                                                                JUNE 30,
                                                    --------------------------------
                                                      1999        1998        1997
                                                    --------    --------    --------
Risk-free interest rate...........................  5.16%       5.54%       5.41%
Expected life.....................................  6 months    6 months    6 months
Expected volatility...............................  78.75%      76.20%      72.62%
Dividend yield....................................  --          --          --

     For the years ended June 30, 1999, 1998 and 1997, the weighted average fair value of purchase rights under the plan was $3.46, $13.90 and $19.35, respectively.

  Pro Forma Compensation Expense

     The Company has adopted the disclosure-only provisions of FAS 123, and accordingly, no compensation expense has been recorded for stock awards based on the fair value method for the years ended June 30, 1999, 1998 and 1997. Had compensation expense for the Company's stock plans been determined based on the fair value methodology, the Company's net loss and net loss per share would have been reported as the following pro forma amounts:

                                                       YEAR ENDED JUNE 30,
                                           --------------------------------------------
                                               1999            1998            1997
                                           ------------    ------------    ------------
Net loss -- as reported..................  $(18,565,775)   $(17,498,797)   $(12,865,594)
Net loss -- pro forma....................  $(19,690,069)   $(19,094,636)   $(14,094,538)
Net loss per share -- as reported........  $      (9.34)   $      (9.07)   $      (6.86)
Net loss per share -- pro forma..........  $      (9.91)   $      (9.89)   $      (7.51)

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

                          CARDIAC PATHWAYS CORPORATION

                                 JUNE 30, 1999

circumstances, securities of the acquirer, having a then current market value equal to two times the exercise price of the Right. The Rights expire on April 21, 2007.

5. INCOME TAXES

     Due to operating losses and the inability to recognize an income tax benefit therefrom, there was no provision for income taxes for the years ended June 30, 1999, 1998 and 1997.

     As of June 30, 1999, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $73,300,000 and $15,100,000, respectively. In addition, the Company had research credit carryforwards of approximately $3,800,000. The net operating loss and credit carryforwards described above will expire at various dates beginning in 1999, if not utilized. Utilization of the net operating losses and credits may be subject to a substantial annual limitation due to the ownership change provisions of the Internal Revenue Code of 1986. The annual limitation may result in the expiration of net operating losses and credits before utilization. The deferred tax asset for capitalized research costs relates to certain research and development project costs that were capitalized for California state tax purposes. These costs were not capitalized on the balance sheet.

     Deferred income taxes reflect the net effects of tax carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets were as follows:

                                                                    JUNE 30,
                                                          ----------------------------
                                                              1999            1998
                                                          ------------    ------------
Net operating loss carryforwards........................  $ 25,800,000    $ 19,300,000
Capitalized research costs..............................     2,600,000       2,100,000
Research credit carryforwards...........................     3,300,000       2,900,000
Deferred revenue........................................     1,000,000       1,200,000
Other...................................................     1,500,000       1,100,000
                                                          ------------    ------------
  Subtotal..............................................    34,200,000      26,600,000
Valuation allowance.....................................   (34,200,000)    (26,600,000)
                                                          ------------    ------------
          Total deferred tax asset......................  $         --    $         --
                                                          ============    ============

     The increase in the valuation allowance was approximately $7,600,000 and $7,900,000 for years ended June 30, 1999 and 1998, respectively.

6. RISKS DUE TO CONCENTRATIONS

  Dependence on Systems

     The Company has been engaged primarily in developing, testing and obtaining regulatory clearances for the catheters and equipment that are components of the Cooled Ablation System, Arrhythmia Mapping and Tracking Systems. The Company believes that these systems are currently the Company's only significant potential products and these systems will require additional development and regulatory approvals before they can be marketed in the United States and internationally.

     There can be no assurance that the Company's development efforts will be successful or that the systems or any other product developed by the Company will be safe or effective, approved by appropriate regulatory and reimbursement authorities, capable of being manufactured in commercial quantities at acceptable costs or successfully marketed.

                          CARDIAC PATHWAYS CORPORATION

                                 JUNE 30, 1999

  Dependence on Key Suppliers

     The Company purchases certain key components of its products, including computer workstations, a fluid pump, certain integrated circuit components, flex circuits and biocompatible coatings from sole, single or limited source suppliers. Any significant component supply delay or interruption could require the Company to qualify new sources of supply, if available, and could have a material adverse effect on the Company's ability to manufacture its products.

7. SUPPLEMENTAL CASH FLOW INFORMATION

                                                          1999        1998        1997
                                                        --------   ----------   --------
Capital lease obligations incurred to acquire
  equipment...........................................  $226,402   $  635,085   $823,885
Cash paid for interest................................  $613,026   $1,672,205   $143,887

8. NOTES RECEIVABLE

     In March 1996, the Company entered into an employment agreement with an officer of the Company pursuant to which it loaned $385,000 to the officer at an annual interest rate of 5.88%. The proceeds of the loan were used to exercise a stock option granted to this officer in January 1996. The loan is due upon the sale of the shares, or any portion thereof, underlying the option up to an amount equal to fifty percent (50%) of the proceeds from such sale. The outstanding balance of the note and accrued interest is due and payable on the earlier of the termination of the officer's employment, or January 2001. In December 1996, the Company loaned $197,450 to the officer at an annual interest rate of 6.40% pursuant to the same employment agreement. The proceeds of the loan were used to pay certain federal and state income taxes related to the above stock option exercise. The loan is due upon the sale of the shares, or any portion thereof, underlying the option up to an amount equal to fifty percent (50%) of the proceeds from such sale. The outstanding balance of the note and accrued interest is due and payable on the earlier of the termination of the officer's employment, or December 2001. In January 1998, the officer repaid to the Company a portion of the $197,450 note, the outstanding balance of which was $164,950 at June 30, 1999. In August 1998, the officer resigned from the Company and became a consultant to the Company pursuant to a consulting agreement. The terms of the consulting agreement provide for an extension of time related to the repayment provisions of both notes.

     The Company has made loans to employees and an officer in connection with their relocation to the Company's geographic area. The aggregate outstanding balance of these loans was $82,000 at June 30, 1999. These full recourse notes, which are unsecured, may be forgiven at the end of four years and are charged to expense in some circumstances.

9. RELATIONSHIP WITH ARROW INTERNATIONAL, INC.

     The Company entered into an agreement with Arrow International, Inc. ("Arrow") whereby the Company sold an aggregate of 121,333 shares of Series F preferred stock (which automatically converted to common stock upon the closing of the Company's initial public offering in June 1996) at $75.00 per share in June 1995 and December 1995 for an aggregate purchase price of approximately $9,100,000. In addition, Arrow acquired distribution and manufacturing rights related to certain of the Company's diagnostic catheter products and the Company received a $3,000,000 prepaid royalty from Arrow in December 1995. This amount was recorded as deferred royalty income. During the year ended June 30, 1999, the Company began amortizing deferred royalty income on a straight-line basis over the estimated remaining life of the related catheter patents. For the years ended June 30, 1999, 1998 and 1997, the Company recorded royalty income of approximately $300,000, $20,000 and $50,000, respectively.

                          CARDIAC PATHWAYS CORPORATION

                                 JUNE 30, 1999

10. INDUSTRY SEGMENT, CUSTOMER AND GEOGRAPHIC INFORMATION

     The Company operates in a single industry segment with principal manufacturing and distribution operations located in the United States. The Company also operates limited sales and distribution activities through its European subsidiaries, Cardiac Pathways B.V. in The Netherlands and Cardiac Pathways G.m.b.H. in Germany.

     Net sales primarily consist of product sales to distributors in Japan and Europe, and direct sales to hospitals in the United States. One distributor accounted for 52%, 80% and 66% of net sales for the years ended June 30, 1999, 1998 and 1997, respectively. No other distributors represented greater than 10% of net sales for the year ended June 30, 1999.

     All export and other foreign sales are denominated in U.S. dollars. The following table summarizes net sales including export and other foreign sales by geographic region:

                                                          YEAR ENDED JUNE 30,
                                                 --------------------------------------
                                                    1999          1998          1997
                                                 ----------    ----------    ----------
United States..................................  $  963,905    $  321,491    $  407,377
Japan..........................................   2,280,433     1,924,538     1,593,521
Europe.........................................   1,162,032       173,787       407,875
                                                 ----------    ----------    ----------
                                                 $4,406,370    $2,419,816    $2,408,773
                                                 ==========    ==========    ==========

                          CARDIAC PATHWAYS CORPORATION

                                 JUNE 30, 1999

     The following table presents information about the Company's operations located in certain geographical areas:

                                            U.S.          EUROPE      ELIMINATIONS    CONSOLIDATED
         YEAR ENDED JUNE 30,            ------------    ----------    ------------    ------------
1999
Sales to unaffiliated customers.......  $  3,763,947    $  642,423     $      --      $  4,406,370
Transfers between geographic areas....       270,281            --      (270,281)               --
                                        ------------    ----------     ---------      ------------
Total revenue.........................  $  4,034,228    $  642,423     $(270,281)     $  4,406,370
                                        ============    ==========     =========      ============
Operating income (loss)...............  $(18,568,772)   $  (53,456)    $ (20,914)     $(18,643,142)
Other income..........................                                                      77,367
                                                                                      ------------
Net loss..............................                                                $(18,565,775)
                                                                                      ============
Identifiable assets...................  $  7,871,898    $1,106,090     $ (72,146)     $  8,905,842
                                        ============    ==========     =========      ============
1998
Sales to unaffiliated customers.......  $  2,057,193    $  362,623     $      --      $  2,419,816
Transfers between geographic areas....       220,576            --      (220,576)               --
                                        ------------    ----------     ---------      ------------
Total revenue.........................  $  2,277,769    $  362,623     $(220,576)     $  2,419,816
                                        ============    ==========     =========      ============
Operating income (loss)...............  $(18,845,430)   $   18,391     $ (25,964)     $(18,853,003)
Other income..........................                                                   1,354,206
                                                                                      ------------
Net loss..............................                                                $(17,498,797)
                                                                                      ============
Identifiable assets...................  $ 30,919,990    $  107,081     $ (92,494)     $ 30,934,577
                                        ============    ==========     =========      ============
1997
Sales to unaffiliated customers.......  $  2,023,798    $  384,975     $      --      $  2,408,773
Transfers between geographic areas....       450,669            --      (450,669)               --
                                        ------------    ----------     ---------      ------------
Total revenue.........................  $  2,474,467    $  384,975     $(450,669)     $  2,408,773
                                        ============    ==========     =========      ============
Operating income (loss)...............  $(14,928,670)   $    5,227     $ (78,730)     $(15,002,173)
Other income..........................                                                   2,136,579
                                                                                      ------------
Net loss..............................                                                $(12,865,594)
                                                                                      ============
Identifiable assets...................  $ 46,620,699    $  179,815     $(145,260)     $ 46,655,254
                                        ============    ==========     =========      ============

11. RELATED PARTY TRANSACTIONS

     During the year ended June 30, 1999, the Company sold approximately $68,000 of catheter products and equipment to a hospital for which a former director of the Company is a practicing electrophysiologist.

     During the year ended June 30, 1998, the Company sold approximately $50,000 of research equipment to Conway-Stuart Medical, Inc. ("Conway-Stuart"), a medical device company. Proceeds from the sale of equipment were recorded to other income. There is one former director and one former officer who is also a director of the Company who has a direct financial interest in Conway-Stuart.

     During the years ended June 30, 1998 and 1997, the Company entered into certain transactions (described below) with Somnus Medical Technologies, Inc. ("Somnus"). There is one former officer who is also a director of the Company who has a direct financial interest in Somnus. The Company had a sublease agreement with Somnus for approximately 6,900 square feet. In addition, the Company had a shared services and equipment rental agreement whereby the Company would provide, at the request of Somnus, certain facilities and administrative support services, and would rent certain office furniture and equipment to Somnus

                          CARDIAC PATHWAYS CORPORATION

                                 JUNE 30, 1999

on a month-to-month basis. Both agreements terminated on March 31, 1997. For the years ended June 30, 1997 and 1996, the Company recorded rental and related income under the agreements of $96,000 and $22,000, respectively.

12. EMPLOYEE BENEFIT PLAN

     The Company has an employee 401(k) salary deferral plan that allows voluntary contributions by all full-time employees. Eligible employees may contribute from 1% to 15% of their respective compensation, subject to statutory limitations, and the Company may match a percentage of employee contributions at the discretion of the Board of Directors. The Company made matching contributions to certain eligible employees in the plan of approximately $53,000, $38,000 and $27,000 for the years ended June 30, 1999, 1998 and 1997, respectively.

13. SUBSEQUENT EVENTS (UNAUDITED)

  Stock Plans

     In July 1999, the Board of Directors approved an increase of 400,000 shares reserved for issuance under the 1998 Nonstatutory Stock Option Plan. Furthermore, in July 1999, the stockholders approved an increase of 800,000 shares reserved for issuance under the 1991 Stock Plan.

  License Agreement

     In July 1999, the Company entered into an agreement with a Canadian company to obtain an exclusive worldwide license to certain patents involving the use of ultrasound technology. The terms of the agreement include payments by the Company to the licensor of $1,000,000 each in August 1999 and January 2000.

  New CEO, Preferred Stock Financing, Convertible Bridge Loan and Pro-forma Balance Sheet

     In May 1999, Thomas M. Prescott was appointed as the Company's President and Chief Executive Officer. In connection with the Series B Preferred Stock financing, the Company and the investors agreed to appoint Mr. Prescott as a director of the Company effective upon the closing of the financing. In addition, Mr. Prescott entered into an employment agreement with the Company that provides among other things that Mr. Prescott is entitled to an annual base salary of $225,000 and options to purchase 247,306 shares of the Company's common stock at an exercise price of $5.00 per share. Mr. Prescott received options to purchase 60,000 shares of the Company's Common Stock in June 1999. Additionally, Mr. Prescott is entitled to a $250,000 loan from the Company at a 7% interest rate to purchase shares of the Company's Series B Convertible Preferred Stock.

     In May 1999, the Company's Board of Directors authorized and the Company entered into definitive agreements in connection with a preferred stock financing. The terms of the financing included the sale of a maximum of 40,000 shares of Series B Preferred Stock at $1,000 per share to a group of accredited investors. The Series B Preferred Stock is initially convertible into 200 shares of the Company's Common Stock. The Series B Preferred Stock is entitled to a cumulative dividend of 11% of the purchase price per share per year, and will have a liquidation preference in certain circumstances equal to the initial purchase price plus accrued but unpaid dividends. In addition, at any time after May 31, 2004, the holders of a majority of Series B Preferred Stock may request that the Company redeem the outstanding shares of Series B Preferred Stock. The Company, at its sole discretion, may redeem the outstanding shares of Series B Preferred Stock for an amount equal to the original Series B issue price plus accrued but unpaid dividends. If the Company has not

                          CARDIAC PATHWAYS CORPORATION

                                 JUNE 30, 1999

redeemed the Series B Preferred Stock prior to May 31, 2004, the dividend rate will increase by 6% for each year a redemption has not occurred subsequent to May 31, 2004. Furthermore, in May 1999, in connection with the Series B Preferred Stock Financing, the Company obtained a convertible bridge loan of $3,000,000 from certain participating investors. The bridge loan bore interest at the prime rate plus 2.00% (9.75% at June 30, 1999). Upon the closing of the financing, the promissory notes issued in connection with the bridge loan were converted into 3,052 shares of Series B convertible preferred stock at the same price at the shares issued in the financing.

     The Series B Preferred Stock financing was approved by the stockholders in July 1999. Furthermore, in July 1999, the Company closed the Series B Preferred Stock financing and issued a total of 32,000 shares of Series B Preferred Stock at a price of $1,000 per share, raising approximately $31,500,000, net of issuance costs. The closing of the financing included the conversion of the bridge loan and related accrued interest.

                          CARDIAC PATHWAYS CORPORATION

                                 JUNE 30, 1999

     The following represents a pro-forma balance sheet at June 30, 1999 giving effect to the completion of the Series B Preferred Stock Financing and conversion of the bridge loan in July 1999.

     The pro forma balance sheet also reflects the discount or beneficial conversion feature present in the convertible securities. The discount is being recognized as a return to the preferred stockholders (similar to a dividend) over the minimum period in which the preferred stockholders can realize the return, immediately for the Series B Preferred stockholders. The discount has been accreted to additional paid in capital (accumulated deficit) in the pro-forma balance sheet.

                          CARDIAC PATHWAYS CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                                     JUNE 30, 1999
                                                              ---------------------------
                                                                 ACTUAL       PRO-FORMA
                                                              ------------   ------------
                                         ASSETS
Current assets:
  Cash and cash equivalents.................................  $  2,339,660   $ 31,288,014
  Short-term investments....................................            --             --
  Accounts receivable, net of allowance for doubtful
     accounts of $105,000 at June 30, 1999 and pro-forma....       898,296        898,296
  Inventories...............................................     1,330,255      1,330,255
  Prepaid expenses..........................................       338,479        338,479
  Other current assets......................................        76,719         76,719
                                                              ------------   ------------
          Total current assets..............................     4,983,409     33,931,763
Property and equipment, net.................................     3,790,443      3,790,443
Notes receivable from related parties.......................        29,584         29,584
Deposits and other assets...................................       102,406        102,406
                                                              ------------   ------------
                                                              $  8,905,842   $ 37,854,196
                                                              ============   ============
                     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable..........................................  $    488,128   $    488,128
  Accrued compensation and related benefits.................       835,277        835,277
  Accrued clinical expenses.................................       939,183        939,183
  Other accrued expenses....................................       738,831      1,206,331
  Current obligations under capital leases..................       325,334        325,334
  Bridge loan...............................................     3,000,000             --
                                                              ------------   ------------
          Total current liabilities.........................     6,326,753      3,794,253
Long-term obligations under capital leases..................       342,772        342,772
Deferred royalty income.....................................     2,630,862      2,630,862
Commitments
Stockholders' equity (deficit):
  Preferred stock, $.001 par value; 5,000,000 shares
     authorized and none issued and outstanding at June 30,
     1999 and 32,000 pro-forma..............................            --             32
  Common stock, $.001 par value; 30,000,000 shares
     authorized;
     2,007,904 shares issued and outstanding at June 30,
     1999 and pro-forma.....................................         2,008          2,008
  Additional paid-in capital................................    80,152,542    112,612,510
  Receivable from stockholders..............................      (385,000)      (385,000)
  Accumulated deficit.......................................   (79,983,404)   (80,962,550)
  Deferred compensation.....................................      (180,691)      (180,691)
                                                              ------------   ------------
          Total stockholders' equity (deficit)..............      (394,545)    31,086,309
                                                              ------------   ------------
                                                              $  8,905,842   $ 37,854,196
                                                              ============   ============

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                                                                ADDITIONS
                                                 BALANCE AT     CHARGED TO                  BALANCE AT
                                                BEGINNING OF    COSTS AND                     END OF
                 DESCRIPTIONS                      PERIOD        EXPENSES     DEDUCTIONS      PERIOD
                 ------------                   ------------    ----------    ----------    ----------
Allowance for Doubtful Accounts:
  June 30, 1997...............................    $ 9,500        $    --          $--        $  9,500
  June 30, 1998...............................      9,500          7,000          --           16,500
  June 30, 1999...............................     16,500         88,500          --          105,000

                                 EXHIBIT INDEX

    EXHIBIT
      NO.                          EXHIBIT DESCRIPTION
    -------                        -------------------
      4.1.1    Amendment No. 1 to Preferred Share Rights Agreement.
     10.25     Employment Agreement with Thomas M. Prescott dated May 18,
               1999.
     10.26     Employment Agreement with G. Michael Latta dated November
               30, 1998.
     10.27     Employment Agreement with William N. Starling dated January
               6, 1992.
     10.28     Exclusive Licensing Agreement between the Registrant and
               Sonometrics Corporation dated July 21, 1999.
     10.29     Employment Agreement with Debra S. Echt dated August 7,
               1996.
     10.30     Employment Agreement with Richard E. Riley dated June 1,
               1992.
     10.31     Employment Agreement with Jon P. Hunt dated March 6, 1998.
     23.1      Consent of Ernst & Young LLP, Independent Auditors.
     27.1      Financial Data Schedule.