Form 10-Q
period 1999-09-30
CARDIAC PATHWAYS CORP
filed 1999-11-12
CIK 1012367

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                     ---------------------------------------

                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934.

               For the quarterly period ended September 30, 1999.

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

As of November 12, 1999 there were 2,007,904 shares of the Registrant's Common Stock outstanding.

                          CARDIAC PATHWAYS CORPORATION

                                      INDEX


                                                                                   PAGE NO.
                                                                                   --------
PART I.       FINANCIAL INFORMATION

Item 1.       Financial  Statements and Notes (Unaudited)

              Consolidated Balance Sheets as of September 30, 1999 and
              June 30, 1998 .....................................................     3

              Consolidated Statements of Operations for the Three Months
              Ended September 30, 1999 and 1998 .................................     4

              Consolidated Statements of Cash Flows for the Three Months
              Ended September 30, 1999 and 1998 .................................     5

              Notes to Consolidated Financial Statements ........................     6


Item 2.       Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                               9

Item 3.       Quantitative and Qualitative Disclosures about Market Risk ........    23

PART II.      OTHER INFORMATION

Item 2.       Changes in Securities and Use of Proceeds .........................    24

Item 6.       Exhibits and Reports on Form 8-K ..................................    24

SIGNATURES ......................................................................    25

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          CARDIAC PATHWAYS CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                                                       September 30,           June 30,
                                                                                           1999                  1999(1)
                                                                                      -------------         -------------
                                     ASSETS

Current assets:
   Cash and cash equivalents                                                          $  16,985,278         $   2,339,660
   Short-term investments                                                                 8,960,403                     -
   Accounts receivable, net of allowance for doubtful accounts
      of $105,000 at September 30, 1999 and at June 30, 1999                              1,192,852               898,296
   Inventories                                                                            1,346,144             1,330,255
   Prepaid expenses                                                                         288,252               338,479
   Other current assets                                                                     241,824                76,719
                                                                                      -------------         -------------
             Total current assets                                                        29,014,753             4,983,409
Property and equipment, net                                                               3,578,738             3,790,443
Notes receivable from related parties                                                        36,199                29,584
Intangible assets, net of accumulated amortization of
      $66,667 at September 30, 1999                                                       1,933,333                     -
Deposits and other assets                                                                   112,160               102,406
                                                                                      -------------         -------------
                                                                                      $  34,675,183         $   8,905,842
                                                                                      =============         =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                                    $     590,660         $     488,128
  Accrued compensation and related benefits                                                 633,583               835,277
  Accrued clinical expenses                                                                 939,183               939,183
  Other accrued expenses                                                                  2,222,232               738,831
  Current obligations under capital leases                                                  269,569               325,334
  Short-term debt obligations                                                                     -             3,000,000
                                                                                      -------------         -------------
           Total current liabilities                                                      4,655,227             6,326,753
Long-term obligations under capital leases                                                  278,227               342,772
Deferred royalty income                                                                   2,555,862             2,630,862

Commitments
Stockholders' equity:
   Preferred stock, $.001 par value; 5,000,000 shares authorized and 32,000 issued and outstanding at September 30, 1999 and none issued and outstanding at June 30, 1999; liquidation preference of $32,660,000 at
        September 30, 1999                                                                       32                     -
   Common stock, $.001 par value; 30,000,000 shares authorized; 2,007,904
       shares issued and outstanding at September 30, 1999 and June 30, 1999                  2,008                 2,008
   Additional paid-in capital                                                           110,992,510            80,152,542
   Receivable from stockholder                                                             (385,000)             (385,000)
   Accumulated deficit                                                                  (83,287,780)          (79,983,404)
   Deferred compensation                                                                   (135,903)             (180,691)
                                                                                      -------------         -------------
           Total stockholders' equity                                                    27,185,867              (394,545)
                                                                                      -------------         -------------
                                                                                      $  34,675,183         $   8,905,842
                                                                                      =============         =============


(1) Derived from the Company's audited consolidated balance sheet as of June 30, 1999.


                See notes to consolidated financial statements.

                          CARDIAC PATHWAYS CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                           Three months ended
                                                              September 30,
                                                     -------------------------------
                                                         1999                1998
                                                     -----------         -----------
Net sales                                            $ 1,380,642         $ 1,137,406
Cost of goods sold                                     1,391,727           1,069,440
                                                     -----------         -----------
   Gross margin (deficit)                                (11,085)             67,966
Operating expenses:
   Research and development                            1,928,042           3,419,727
   Selling, general and administrative                 1,627,401           1,402,337
                                                     -----------         -----------
           Total operating expenses                    3,555,443           4,822,064
                                                     -----------         -----------
Loss from operations                                  (3,566,528)         (4,754,098)
Other income (expense):
   Interest income                                       176,977             293,492
   Interest expense                                      (34,752)           (174,430)
   Other, net                                            119,927              12,115
                                                     -----------         -----------
           Total other income (expense), net             262,152             131,177
                                                     -----------         -----------
Net loss                                              (3,304,376)         (4,622,921)
Preferred stock dividend                                 660,000                   -
Beneficial conversion feature related to the
     issuance of the Series B preferred stock            960,000                   -
                                                     -----------         -----------
Net loss applicable to common stockholders           $(4,924,376)        $(4,622,921)
                                                     ===========         ===========

Net loss per common share -
    basic and diluted                                $     (2.45)        $     (2.35)
                                                     ===========         ===========

Shares used in computing net loss
    per common share - basic and diluted               2,008,000           1,969,000
                                                     ===========         ===========


                See notes to consolidated financial statements.

                                                                    Three months ended
                                                                      September 30,
                                                           ---------------------------------
                                                               1999                 1998
                                                           ------------         ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                   $ (3,304,376)        $ (4,622,921)
Adjustments to reconcile net loss to net cash
   used in operating activities:
   Depreciation and amortization                                403,676              320,220
   Amortization of deferred royalty income                      (75,000)             (75,000)
   Amortization of deferred compensation                         44,788               53,132

Changes in operating assets and liabilities:
   Accounts receivable                                         (294,555)            (351,372)
   Inventories                                                  (15,889)            (132,571)
   Prepaid expenses                                              50,227              (83,970)
   Other current assets                                        (165,105)             175,108
   Accounts payable                                             102,532              (83,496)
   Accrued compensation and related benefits                   (201,694)              54,127
   Accrued clinical expenses                                          -              (86,214)
   Other accrued expenses                                       823,401              (47,553)
                                                           ------------         ------------
Net cash used in operating activities                        (2,631,995)          (4,880,510)
                                                           ------------         ------------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of short-term investments                          (8,960,403)          (4,596,114)
Maturities and sales of short-term investments                        -            6,950,000
Purchases of property and equipment, net                       (125,305)            (695,856)
(Increase) decrease in notes receivable                          (6,615)               4,238
(Increase) in intangible assets                              (2,000,000)                   -
(Increase) decrease in deposits and other assets                 (9,754)              64,187
                                                           ------------         ------------
Net cash (used) provided by investing activities            (11,102,077)           1,726,455
                                                           ------------         ------------
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments under capital lease obligations             (120,310)            (151,692)
Payment of short-term debt obligations                       (3,000,000)                   -
Proceeds from sale of preferred stock                        31,500,000                    -
Proceeds from sale of common stock                                    -              233,400
                                                           ------------         ------------
Net cash used in financing activities                        28,379,690               81,708
                                                           ------------         ------------
Net decrease in cash and cash equivalents                    14,645,618           (3,072,347)
   Cash and cash equivalents at beginning of period           2,339,660            7,268,877
                                                           ------------         ------------
   Cash and cash equivalents at end of period              $ 16,985,278         $  4,196,530
                                                           ============         ============


                See notes to consolidated financial statements.

                          CARDIAC PATHWAYS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                   (UNAUDITED)

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

        The operating results for the three months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2000. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Cardiac Pathways Corporation's (the "Company") Annual Report on Form 10-K for the fiscal year ended June 30, 1999.

2.      PREFERRED STOCK FINANCING AND REVERSE STOCK SPLIT

        In May 1999, the Company's Board of Directors authorized and the Company entered into definitive agreements in connection with a preferred stock financing. The terms of the financing included the sale of a maximum of 40,000 shares of Series B Preferred Stock at $1,000 per share to a group of accredited investors. Each share of Series B Preferred Stock is initially convertible into 200 shares of the Company's Common Stock. The Series B Preferred Stock is entitled to a cumulative dividend of 11% of the purchase price per share per year, and will have a liquidation preference in certain circumstances equal to the initial purchase price plus accrued but unpaid dividends. In addition to the preferred stock financing, in May 1999, the Company's Board of Directors authorized a 1-for-5 reverse stock split.

        The September 30, 1999 balance sheet also reflects the discount or beneficial conversion feature present in the convertible securities. The discount is being recognized as a return to the preferred stockholders (similar to a dividend) over the minimum period in which the preferred stockholders can realize return, immediately for the Series B Preferred stockholders. The discount has been accreted to additional paid in capital (accumulated deficit) in the September 30, 1999 balance sheet.

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

3.      CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

        The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. All other liquid investments are classified as short-term investments. At September 30, 1999, all short-term investments were classified as available-for-sale. Available-for-sale securities are carried at fair value with unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity. To date, the Company has not experienced any significant unrealized gains or losses on available-for-sale securities and, accordingly, no adjustments have been made to stockholders' equity.

The following is a summary of available-for-sale securities at cost, which approximates fair value:


                                                  SEPTEMBER 30,         JUNE 30,
DESCRIPTION                                           1999                1999
                                                  -------------      -----------
Available for sale:
   U.S. government agency                         $ 2,000,000        $        --
   U.S. corporate obligations                      23,567,159                 --
                                                  -----------        -----------
                                                   25,567,159                 --
Amounts classified as cash equivalents             16,606,756                 --
                                                  -----------        -----------

Amounts included in short-term investments        $ 8,960,403        $        --
                                                  ===========        ===========


        There were no material realized gains or losses for the three month period ending September 30, 1999. The cost of securities sold is based on the specific identification method.

4.      CONSOLIDATED BALANCE SHEET COMPONENTS

        Certain balance sheet components are as follows:


                          SEPTEMBER 30,        JUNE 30,
                              1999              1999
                          -------------      ----------
Inventories:
    Raw materials          $  651,716        $  611,667
    Work-in-process           168,744           174,016
    Finished goods            525,684           544,572
                           ----------        ----------
                           $1,346,144        $1,330,255
                           ==========        ==========

                                         SEPTEMBER 30,       JUNE 30,
                                             1999              1999
                                         ------------      -----------
Property and equipment:
    Equipment                            $ 7,072,607       $ 6,836,138
    Leasehold improvements                   422,061           422,061
    Equipment-in-process                   1,409,843         1,521,008
                                         -----------       -----------
                                           8,904,511         8,779,207
    Less accumulated depreciation
    and amortization                       5,325,773         4,988,764
                                         -----------       -----------
                                         $ 3,578,738       $ 3,790,443
                                         ===========       ===========


5.      LICENSE AGREEMENT

        In July 1999, the Company entered into an agreement with a Canadian company to obtain an exclusive worldwide license to certain patents involving the use of ultrasound technology. The terms of the agreement include payments by the Company to the licensor of $1,000,000 each in August 1999 and January 2000.

6.      STOCK PLANS

        In July 1999, the Board of Directors of the Company approved the amendment of the 1991 Stock Plan and 1996 Director Option Plan to increase the number of shares reserved for issuance by 800,000 shares. This increase was approved by the stockholders at the Special Meeting of Stockholders on July 20, 1999.

7.      RECENT PRONOUNCEMENTS

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors that include, but are not limited to, the risks discussed in "Factors That May Impact Future Operations" as well as those discussed in the following "Overview" section. These forward-looking statements include the statement in the first paragraph of "Overview" relating to expectations of operating losses, the statement in the second paragraph of "Overview" relating to the commercialization of products that have received FDA manufacturing approval, the statements in the third paragraph of "Overview" related to the manufacturing, marketing and distribution of the Company's products, the statements in the last sentence of "Cost of Goods Sold," the statements in the last sentence of each of the "Research and Development" and "Selling, General and Administrative" paragraphs, the statements in the last sentence of the "Results of Operations" section regarding FAS 133, and the statements regarding future capital expenditures in the third paragraph of "Liquidity and Capital Resources."

OVERVIEW

        The Company was founded in April 1991, operates in a single industry segment, and has engaged primarily in developing, testing and obtaining regulatory clearances for its products. The Company has experienced significant operating losses since inception and as of September 30, 1999 had an accumulated deficit of approximately $83.3 million. The Company has generated only limited revenues from sales of Chilli cooled ablation catheters, Radii supraventricular tachycardia mapping and ablation catheters, Trio/Ensemble diagnostic catheters, Mercator diagnostic mapping baskets and related equipment in certain markets. The Company expects its operating losses to continue through at least the end of calendar 2000 as it continues to expend substantial funds to conduct research and development activities, obtain regulatory approvals for its products, establish commercial-scale manufacturing capabilities and expand its sales and marketing activities.

        The Company currently believes that its Chilli Cooled Ablation System, Arrhythmia Mapping System and Tracking System products and their component catheters and equipment are the only significant potential products while other products such as Radii and Trio/Ensemble represent important current revenue streams from international customers. The Company believes the majority of its revenue growth will be from the Chilli and Tracking System product platforms. In February 1999, the FDA granted approval of the Company's pre-market approval ("PMA") application to commercially release its Chilli Cooled Ablation System which consists of the Chilli Cooled Ablation Catheter and the Radiofrequency Generator. In January 1999, the FDA granted clearance of the Company's application pursuant to section 510(k) of the Food, Drug and Cosmetics Act of 1938, as amended (the "510(k) application") to commercially release its Mercator Atrial High Density Array Catheter which is intended to be used in the right atrium for diagnostic mapping procedures. In August 1997, the FDA granted clearance of the Company's 510(k) application for the Model 8100/8300 Arrhythmia Mapping System for basic diagnostic electrophysiology studies.

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

RESULTS OF OPERATIONS

        Net Sales. The Company's net sales to date have resulted primarily from sales of Chilli cooled ablation catheters, Radii supraventricular tachycardia mapping and ablation catheters and Trio/Ensemble diagnostic catheters. The Company's net sales increased to approximately $1.4 million for the three months ended September 30, 1999 compared to approximately $1.1 million for the three months ended September 30, 1998. The increase in net sales for the three months ended September 30, 1999 compared to the quarter ended September 30, 1998 resulted primarily from sales of the Company's Chilli cooled ablation catheter in the U.S. market following FDA approval in February 1999.

        In December 1995, the Company received $3.0 million pursuant to a royalty agreement with Arrow International Inc. ("Arrow"). This amount was recorded as deferred royalty income and will be amortized to income for those Trio/Ensemble catheters that Arrow manufactures and sells or ratably over the period for which the related technology patents expire. A total of $75,000 was recognized in the three months ended September 30, 1999.

        Cost of Goods Sold. Cost of goods sold primarily includes raw materials costs, catheter fabrication costs, and system assembly and test costs. Cost of goods sold was approximately $1,392,000 for the three months ended September 30, 1999 and resulted in a gross margin deficit of approximately $11,000 compared to a gross margin of approximately $68,000 for the three months ended September 30, 1998. The decrease in the gross margins for the three months ended September 30, 1999 compared to the same period in the prior year was due primarily to changes in sales mix, increased overhead and training costs for manufacturing personnel, and higher costs associated with quality control and manufacturing engineering activities to support higher production volumes. The Company expects its gross margins to fluctuate in the future as its products are commercialized.

        Research and Development. Research and development expenses include costs associated with product research, clinical trials, prototype development, design and testing, and costs associated with obtaining regulatory approvals. Research and development expenses decreased to approximately $1.9 million for the three months ended September 30, 1999 compared to approximately $3.4 million for the three months ended September 30, 1998. The decrease in research and development expenses was primarily attributable to decreased costs relating to product development and clinical research and reflects an overall smaller research and development organization. The Company expects to expend substantial funds in the future to continue its product development programs.

        Selling, General and Administrative. Selling, general and administrative expenses include compensation and benefits for sales, marketing, senior management and administrative personnel, various legal and professional fees including those in connection with obtaining patent protection, and costs of trade shows. Selling, general and administrative expenses increased to approximately $1.6 million for the three months ended September 30, 1999 as compared to approximately $1.4 million for the three months ended September 30, 1998. The increase was primarily attributable to higher expenditures for sales and marketing personnel and services to support expanding international and domestic sales, marketing and customer service activities and increased costs associated with demonstration units and product marketing materials. The Company anticipates that selling, general and administrative expenses will increase in future periods as additional personnel are added to support growing business operations in all functional areas.

        Other Income (Expense), Net. Other income (expense), net increased to net other income of approximately $262,000 for the three months ended September 30, 1999 as compared to net other income of approximately $131,000 for the three months ended September 30, 1998. The increase in net other income was the result of decreased interest expense and increased investment income on significantly larger cash, cash equivalent and short-term investment balances.

        Net Loss. The Company's net loss decreased to approximately $3.3 million for the three months ended September 30, 1999 as compared to approximately $4.6 million for the three months September 30, 1998. The net loss decline was primarily the result of the reduction in operating expenses from period to period.

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

LIQUIDITY AND CAPITAL RESOURCES

        Since inception, the Company has financed its operations through a combination of private placements of equity securities yielding $65 million, equipment lease financing arrangements yielding $4.0 million and a prepaid royalty arrangement yielding $3.0 million. In addition, the Company closed its initial public offering in June 1996 and raised net proceeds of $43.1 million and in July 1999 it raised $31.5 million in its Series B Convertible Preferred Stock financing. As of September 30, 1999, the Company had $26 million in cash, cash equivalents and short-term investments. The Company believes that current cash and investment balances are sufficient to fund operations for the next twelve months.

        Net cash used in operating activities was approximately $2.6 million and approximately $4.9 million for the three months ended September 30, 1999 and 1998, respectively. For each of these periods, the net cash used in operating activities resulted primarily from net losses. Net cash of approximately $11.1 million was used in investing activities for the three months ended September 30, 1999 compared to approximately $1.7 million provided from investing activities for the three months ended September 30, 1998. Net cash used and provided by investing activities resulted primarily from purchases, maturities and sales of short-term investments, offset in part by purchases of equipment and licenses.

        As of September 30, 1999, the Company had capital equipment of approximately $8.9 million, less accumulated depreciation and amortization of approximately $5.3 million, to support its clinical, development, manufacturing and administrative activities. The Company had financed approximately $4.0 million from capital lease obligations through September 30, 1999. The Company expects capital expenditures to increase over the next several years as it acquires equipment to support manufacturing operations.

        The Company's future liquidity and capital requirements will depend upon numerous factors, including the progress of the Company's product development efforts, the progress of the Company's clinical trials, actions relating to regulatory matters, the costs and timing of expansion of product development, manufacturing, marketing and sales activities and the extent to which the Company's products gain market acceptance, and competitive developments. In order to successfully manufacture in commercial quantities, market and sell its FDA-cleared products and apply for FDA marketing clearance for its remaining products, the Company may be required to raise additional funds.

FACTORS THAT MAY IMPACT FUTURE OPERATIONS

        Limited Operating History; History of Losses and Expectation of Future Losses

        The Company was founded in 1991 and to date has engaged primarily in researching, developing, testing and obtaining regulatory clearances for its products. The Company has experienced significant operating losses since inception. As of September 30, 1999, the Company had an accumulated deficit of $83.3 million. To date, the Company has generated only limited revenues from sales of its products and expects its operating losses to continue through at least the end of calendar 2000 as it continues to expend substantial funds to conduct its research and development activities, obtain regulatory approvals for its products, establish commercial-scale manufacturing capabilities and expand its sales and marketing activities. There can be no assurance that any of the Company's potential products for diagnosis and treatment of ventricular tachycardia and atrial fibrillation will either receive regulatory approvals for marketing or be successfully commercialized or that the Company will achieve significant revenues from either international or domestic sales. In addition, there can be no assurance that the Company will achieve or sustain profitability in the future or meet the expectations of securities industry analysts. The Company's results of operations may fluctuate significantly from quarter to quarter or year to year and will depend on numerous factors, including actions relating to regulatory matters, progress of clinical trials, the extent to which the Company's products gain market acceptance, the scale-up of manufacturing abilities and the expansion of sales and marketing activities and competition.

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

        Cooled Ablation System for Ventricular Tachycardia. The Company obtained PMA approval for the Chilli Cooled Ablation Catheter and Radiofrequency Generator and Fluid Pump on February 2, 1999. The PMA application requires the Company to perform a post market study. On September 17, 1999, the Company submitted a PMA supplement requesting the addition of tracking technology, new curve sizes and bi-directional deflection to the Chilli catheter.

        Mercator High Density Array Catheter for the Right Atrium. In June 1997, the Company received IDE approval by the FDA to conduct a clinical trial of the Mercator Atrial Mapping Basket for the right atrium and the Arrhythmia Mapping System for complex atrial tachyarrhythmias. The Company submitted a 510(k) application for clearance of the Mercator Atrial Mapping Basket in July 1998 and received clearance in January 1999 for two of the three basket sizes (70 and100cc). The Company has performed five of the twelve cases needed for a 510(k) submission regarding the 130cc basket.

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

        No Existing Market

        On February 2, 1999, the Company received approval from the FDA of its PMA application to commercially release its Chilli Cooled Ablation System. In January 1999, the FDA granted 510(k) clearance of the Company's Mercator Atrial High Density Array Catheter. The Company's Model 8100/8300 Arrhythmia Mapping System (the "Model 8100/8300") received 510(k) Clearance from the FDA in August 1997 for basic diagnostic electrophysiology studies. In September 1997, the Company began marketing such system commercially in the United States. However, there can be no assurance that such system will gain any significant degree of market acceptance among physicians, patients, and health care payors. The Company believes that physicians' acceptance of procedures using the Company's Model 8100/8300 will be essential for market acceptance of such system. Even though the clinical efficacy of such system has been established, electrophysiologists, cardiologists and other physicians may elect not to recommend the use of the Model 8100/8300 for any number of reasons. Although the FDA granted 510(k) Clearance for basic electrophysiology studies for the Company's Model 8100/8300 Arrhythmia Mapping System in August 1997, such product cannot be marketed for use with the Company's diagnostic mapping catheters unless and until such catheters receive marketing clearance from the FDA. Until such regulatory approval is obtained, the Arrhythmia Mapping System may only be used with other manufacturer's catheters. There can be no assurance that this system will be successfully commercialized in the United States or in international markets where it has not yet received approval. The Company believes that, as with any novel medical technology, there will be a significant learning process involved for physicians to become proficient. Broad use of such system will require training of electrophysiologists, and the time required to complete such training could adversely affect market acceptance. Failure of such product to achieve significant market acceptance would have a material adverse effect on the Company's business, financial condition and results of operations. Even if the Model 8100/8300 achieves market acceptance, if the Company is unable to manufacture sufficient quantities of such product to satisfy customer demand, the Company's business, financial condition and results of operations would be materially adversely affected.

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

        Major Distributor; Dependence on Japan Lifeline

        The Company currently relies upon international distributors of specialty cardiovascular products to market and sell its products. A large percentage of the Company's revenues are derived from sales to its Japanese distributor, Japan Lifeline. During fiscal 1999, 1998 and 1997 Japan Lifeline accounted for 52%, 80% and 66%, respectively, of the Company's net sales. In fiscal 2000, the Company anticipates that Japan Lifeline will account for a smaller percentage of the Company's net sales. The Company also relies on its European distributors for a significant portion of its revenues. If the Company's sales to any of its international distributors decline, the Company would experience a material decline in revenues. Even if the Company is successful in selling its products through new international distributors, the rate of growth of the Company's net sales could be materially and adversely effected if its current international distributors do not continue to sell a substantial number of the Company's products. If the Company's sales to its current international distributors decline, the Company cannot be certain that it will be able to attract additional distributors that can market its products effectively or can provide timely and cost-effective customer support and service. None of the Company's international distributors are obligated to sell the Company's products after its agreement with the Company has expired. Further, the Company cannot be certain that its current international distributors will continue to represent its products or that they will continue to devote a sufficient amount of effort and resources to selling the Company's products.

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

        The Company's manufacturing facilities are subject to periodic inspection by regulatory authorities, and its operations must undergo QSR compliance inspections conducted by the FDA. The Company is required to comply with QSR in order to produce products for sale in the United States and with

ISO9001/EN46001 standards in order to produce products for sale in Europe. In December 1997, the Company received ISO 9001/EN46001 certification from its European Notified Body. Any failure of the Company to comply with QSR or ISO9001/EN46001 standards may result in the Company being required to take corrective actions, such as modification of its policies and procedures. The State of California also requires that the Company obtain a license to manufacture medical devices which was granted in February 1998. If the Company is unable to maintain such a license, it would be unable to manufacture or ship any product, and such inability would have a material adverse effect on the Company's business, financial condition and results of operations.

        Patents and Proprietary Rights

        The Company's success will depend in part on its ability to obtain patent and copyright protection for its products and processes, to preserve its trade secrets and to operate without infringing or violating the proprietary rights of third parties. The Company's strategy is to actively pursue patent protection in the United States and foreign jurisdictions for technology that it believes to be proprietary and that offers a potential competitive advantage for its products. The Company holds issued and allowed patents covering a number of fundamental aspects of the Company's Ventricular Tachycardia Ablation System, Arrhythmia Mapping Systems and Atrial Fibrillation Ablation System. The patent positions of medical device companies, including those of the Company, are uncertain and involve complex and evolving legal and factual questions. The coverage sought in a patent application either can be denied or significantly reduced before or after the patent is issued. Consequently, there can be no assurance that any patents from pending patent applications or from any future patent application will be issued, that the scope of any patent protection will exclude competitors or provide competitive advantages to the Company, that any of the Company's patents will be held valid if subsequently challenged or that others will not claim rights in or ownership of the patents and other proprietary rights held by the Company. In addition, there can be no assurance that competitors, many of which have substantial resources and have made substantial investments in competing technologies, will not seek to apply for and obtain patents that will prevent, limit or interfere with the Company's ability to make, modify, use or sell its products either in the United States or in international markets. Litigation or regulatory proceedings, which could result in substantial cost and uncertainty to the Company, may also be necessary to enforce patent or other intellectual property rights of the Company or to determine the scope and validity of other parties' proprietary rights. There can be no assurance that the Company will have the financial resources to defend its patents from infringement or claims of invalidity.

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

        Competition

        At present, the Company considers its primary competition to be companies involved in current, more established therapies for the treatment of ventricular tachycardia and atrial fibrillation, including drugs, external electrical cardioversion and defibrillation, implantable defibrillators, ablation accompanied by pacemaker implantation and open-heart surgery. In addition, several competitors are also developing new approaches and new products for the treatment and mapping of ventricular tachycardia and atrial fibrillation, including ablation systems using ultrasound, microwave, laser and cryoablation technologies and mapping systems using contact mapping, single-point spatial mapping and non-contact, multisite electrical mapping technologies. Many of the Company's competitors have an established presence in the field of interventional cardiology and electrophysiology, including Boston Scientific Corporation, C.R. Bard, Inc., Johnson and Johnson through its Cordis Division, St. Jude Medical and Medtronic, Inc. Many competitors have substantially greater financial and other resources than the Company, including larger research and development staffs and more experience and capabilities in conducting research and development activities, testing products in clinical trials, obtaining regulatory approvals and manufacturing, marketing and distributing products. There can be no assurance that the Company will succeed in developing and marketing technologies and products that are more clinically efficacious and cost effective than the more established treatments or the new approaches and products developed and marketed by its competitors. Furthermore, there can be no assurance that the Company will succeed in developing new technologies and products that are available prior to its competitors' products. The failure of the Company to demonstrate the efficacy and cost effective advantages of its products over those of its competitors or the failure to develop new technologies and products before its competitors, could have a material adverse effect on the Company's business, financial condition and results of operations.

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

        In addition, in order to manufacture and market its products in commercial quantities, the Company believes that it will be required to expand its operations, particularly in the areas of research and development, manufacturing and sales and marketing. The Company hired a new Chief Executive Officer in May 1999 and an Interim Chief Financial Officer in October 1999. There can be no assurance that the Company's officers and Sales and Marketing personnel will be able to build a successful sales force or that they will be able to operate effectively with the existing management team. As the Company expands its operations in these areas, such expansion will likely result in new and increased responsibilities for management personnel and place significant strain upon the Company's management, operating and financial systems and resources. To accommodate any such growth and compete effectively, the Company will be required to implement and improve information systems, procedures, and controls, and to expand, train, motivate and manage its work force. Any failure to implement and improve the Company's operational, financial and management systems or, to expand, train, motivate or manage employees as required by future growth, if any, could have a material adverse effect on the Company's business, financial condition and results of operations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        There have been no material changes to the Company's disclosures about market risk from those set forth in the Company's Annual Report on Form 10-K for the year ended June 30, 1999.

                          CARDIAC PATHWAYS CORPORATION

PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        Use of Proceeds. With respect to the requirements of Item 701(f) of Regulation S-K regarding the reporting of use of proceeds, pursuant to the information required to be reported by Item 701(f)(4)(viii), the Company used net proceeds in the amounts noted for the stated purposes since its annual report on Form 10-K for the year ended June 30, 1999: purchase and installation of machinery and equipment - $125,305; repayment of indebtedness - $3,120,310.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) The exhibits listed on the accompanying Exhibit Index are filed as a part hereof.

        (b) The Registrant filed a Form 8-K on August 3, 1999 related to the completion of its Series B Preferred Stock financing.

                          CARDIAC PATHWAYS CORPORATION

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE:  NOVEMBER 12, 1999            CARDIAC PATHWAYS CORPORATION


                                    /S/ THOMAS M. PRESCOTT
                                    -------------------------------
                                    THOMAS M. PRESCOTT
                                    PRESIDENT AND CHIEF EXECUTIVE OFFICER

                                    /S/ DOUGLAS E. GANS
                                    -------------------------------
                                    DOUGLAS E. GANS
                                    INTERIM CHIEF FINANCIAL OFFICER

                          CARDIAC PATHWAYS CORPORATION

                                INDEX TO EXHIBITS


EXHIBIT NO.        EXHIBIT DESCRIPTION                           PAGE NO.
-----------        -------------------                           --------
   27.1            Financial Data Schedule                         27