Form 10-Q
period 1999-12-31
CARDIAC PATHWAYS CORP
filed 2000-02-11
CIK 1012367

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549
                     ---------------------------------------

                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended December 31, 1999.

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No


As of February 11, 2000 there were 2,024,726 shares of the Registrant's Common Stock outstanding.

                          CARDIAC PATHWAYS CORPORATION

                                      INDEX


PART I.       FINANCIAL INFORMATION                                                   PAGE NO.
              ---------------------                                                   --------
Item 1.       Financial  Statements and Notes (Unaudited)

              Consolidated Balance Sheets as of December 31, 1999 and June 30, 1999....  3

              Consolidated Statements of Operations for the Three and Six
              Months Ended December 31, 1999 and 1998..................................  4

              Consolidated Statements of Cash Flows for the Six Months Ended
              December 31, 1999 and 1998...............................................  5

              Notes to Consolidated Financial Statements...............................  6

Item 2.       Management's Discussion and Analysis of Financial Condition
              and Results of Operations................................................  9

Item 3.       Quantitative and Qualitative Disclosures about Market Risk............... 24

PART II.      OTHER INFORMATION

Item 2.       Changes in Securities and Use of Proceeds................................ 25

Item 4.       Submissions of Matters to a Vote of Security Holders..................... 25

Item 6.       Exhibits and Reports on Form 8-K......................................... 25

SIGNATURES............................................................................. 26

PART I.    FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS AND NOTES

                          CARDIAC PATHWAYS CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                                                     December 31,             June 30,
                                                                                         1999                 1999 (1)
                                                                                    -------------          -------------
                   ASSETS
Current assets:
   Cash and cash equivalents                                                        $  11,355,761          $   2,339,660
   Short-term investments                                                              11,120,059                     --
   Accounts receivable, net of allowance for doubtful accounts
      of $160,000 at December 31, 1999 and $105,000 at June 30, 1999                    1,013,888                898,296
   Inventories                                                                          1,144,076              1,330,255
   Prepaid expenses                                                                       230,127                338,479
   Other current assets                                                                   252,629                 76,719
                                                                                    -------------          -------------
             Total current assets                                                      25,116,540              4,983,409
Property and equipment, net                                                             3,696,794              3,790,443
Notes receivable from related parties                                                      30,413                 29,584
Intangible assets, net of accumulated amortization of
      $166,667 at December 31, 1999                                                     1,833,333                     --
Deposits and other assets                                                                 121,556                102,406
                                                                                    -------------          -------------
                                                                                    $  30,798,636          $   8,905,842
                                                                                    =============          =============

    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable                                                                  $     416,116          $     488,128
  Accrued compensation and related benefits                                               417,626                835,277
  Accrued clinical expenses                                                               769,007                939,183
  Accrued Series B Preferred Dividends                                                  1,540,000                     --
  Other accrued expenses                                                                1,460,896                738,831
  Current obligations under capital leases                                                255,084                325,334
  Short-term debt obligations                                                                  --              3,000,000
                                                                                    -------------          -------------
           Total current liabilities                                                    4,858,729              6,326,753
Long-term obligations under capital leases                                                212,054                342,772
Deferred royalty income                                                                 2,480,862              2,630,862

Commitments
Stockholders' equity:
   Preferred stock, $.001 par value; 5,000,000 shares authorized and 32,000 issued and outstanding at December 31, 1999 and none issued and outstanding at June 30, 1999; liquidation preference of $32,660,000 at
        December 31, 1999                                                                      32                     --
   Common stock, $.001 par value; 30,000,000 shares authorized; 2,024,726 shares issued and outstanding at December 31, 1999 and 2,007,904
       issued and outstanding at June 30, 1999                                              2,025                  2,008
   Additional paid-in capital                                                         110,143,782             80,152,542
   Receivable from stockholder                                                           (385,000)              (385,000)
   Accumulated deficit                                                                (86,417,089)           (79,983,404)
   Deferred compensation                                                                  (96,759)              (180,691)
                                                                                    -------------          -------------
           Total stockholders' equity (deficit)                                        23,246,991               (394,545)
                                                                                    -------------          -------------
                                                                                    $  30,798,636          $   8,905,842
                                                                                    =============          =============

(1) Derived from the Company's audited consolidated balance sheet as of June 30, 1999.

                 See notes to consolidated financial statements.

                          CARDIAC PATHWAYS CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                        Three months ended                   Six months ended
                                                           December 31,                         December 31,
                                                   -----------------------------       -----------------------------
                                                       1999              1998              1999              1998
                                                   -----------       -----------       -----------       -----------
Net sales                                          $ 1,863,460       $   966,911       $ 3,244,102       $ 2,104,317
Cost of goods sold                                   1,535,761         1,051,118         2,927,488         2,120,558
                                                   -----------       -----------       -----------       -----------
   Gross margin (deficit)                              327,699           (84,207)          316,614           (16,241)
Operating expenses:
   Research and development                          1,724,309         3,293,684         3,652,351         6,713,411
   Selling, general and administrative               2,067,156         1,670,901         3,694,557         3,073,238
                                                   -----------       -----------       -----------       -----------
           Total operating expenses                  3,791,465         4,964,585         7,346,908         9,786,649
                                                   -----------       -----------       -----------       -----------
Loss from operations                                (3,463,766)       (5,048,792)       (7,030,294)       (9,802,890)
Other income (expense):
   Interest income                                     340,617           218,317           517,594           511,809
   Interest expense                                    (12,944)         (165,176)          (47,696)         (339,606)
   Other, net                                            6,784             7,917           126,711            20,032
                                                   -----------       -----------       -----------       -----------
           Total other income (expense), net           334,457            61,058           596,609           192,235
                                                   -----------       -----------       -----------       -----------
Net loss                                            (3,129,309)       (4,987,734)       (6,433,685)       (9,610,655)
Preferred stock dividend                               880,000                --         1,540,000                --
Beneficial conversion feature related to the
     issuance of the Series B preferred stock               --                --           960,000                --
                                                   -----------       -----------       -----------       -----------
Net loss applicable to common stockholders         $(4,009,309)      $(4,987,734)      $(8,933,685)      $(9,610,655)
                                                   ===========       ===========       ===========       ===========


Net loss per common share -
    basic and diluted                              $     (1.99)      $     (2.52)      $     (4.44)      $     (4.87)
                                                   ===========       ===========       ===========       ===========

Shares used in computing net loss
    per common share - basic and diluted             2,019,000         1,982,000         2,014,000         1,975,000
                                                   ===========       ===========       ===========       ===========

                 See notes to consolidated financial statements.

                          CARDIAC PATHWAYS CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                   SIX MONTHS ENDED
                                                                     DECEMBER 31,
                                                            -------------------------------
                                                                1999               1998
                                                            ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                    $ (6,433,685)      $ (9,610,655)
Adjustments to reconcile net loss to net cash
   used in operating activities:
   Depreciation and amortization                                 687,099            645,688
   Amortization of deferred royalty income                      (150,000)          (150,000)
   Amortization of deferred compensation                          83,932            100,420
   Issuance of nonqualified stock options for services                --              3,811
Changes in operating assets and liabilities:
   Accounts receivable                                          (115,591)          (283,911)
   Inventories                                                   186,179           (574,161)
   Prepaid expenses                                              108,352             22,014
   Other current assets                                         (175,910)           129,229
   Accounts payable                                              (72,012)          (185,614)
   Accrued compensation and related benefits                    (417,651)           (79,515)
   Accrued clinical expenses                                    (170,176)           (40,902)
   Other accrued expenses                                        722,065           (166,568)
                                                            ------------       ------------
Net cash used in operating activities                         (5,747,398)       (10,190,164)
                                                            ------------       ------------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of short-term investments                          (11,120,059)        (5,612,448)
Maturities and sales of short-term investments                        --         11,350,000
Purchases of property and equipment, net                        (426,784)          (878,928)
(Increase) decrease in notes receivable                             (829)            12,474
(Increase) in intangible assets                               (2,000,000)                --
(Increase) decrease in deposits and other assets                 (19,150)           108,357
                                                            ------------       ------------
Net cash (used in) provided by investing activities          (13,566,822)         4,979,455
                                                            ------------       ------------
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments under capital lease obligations              (200,968)          (302,615)
Payment of short-term debt obligations                        (3,000,000)                --
Proceeds from sale of preferred stock                         31,500,000                 --
Proceeds from sale of common stock                                31,289            379,135
                                                            ------------       ------------
Net cash provided by financing activities                     28,330,321             76,520
                                                            ------------       ------------
Net increase (decrease) in cash and cash equivalents           9,016,101         (5,134,189)
   Cash and cash equivalents at beginning of period            2,339,660          7,268,877
                                                            ------------       ------------
   Cash and cash equivalents at end of period               $ 11,355,761       $  2,134,688
                                                            ============       ============

                 See notes to consolidated financial statements.

                          CARDIAC PATHWAYS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999
                                   (UNAUDITED)


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

        The operating results for the six months ended December 31, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2000. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Cardiac Pathways Corporation's (the "Company") Annual Report on Form 10-K for the fiscal year ended June 30, 1999.

2.       PREFERRED STOCK FINANCING AND REVERSE STOCK SPLIT

        In July 1999, the Company's stockholders authorized and the Company completed a $32 million offering of Series B Preferred Stock at $1,000 per share to a group of accredited investors and a 1-for-5 reverse stock split. In connection with the Series B Preferred stock financing, the Company raised $31.5 million, net of issuance costs.

        The December 31, 1999 balance sheet also reflects the discount or beneficial conversion feature present in the convertible securities. The discount was being recognized as a return to the preferred stockholders (similar to a dividend) over the minimum period in which the preferred stockholders can realize return, immediately for the Series B Preferred stockholders. The discount has been accreted to additional paid in capital (accumulated deficit) in the December 31, 1999 balance sheet. Each share of Series B Preferred Stock is initially convertible into 200 shares of the Company's Common Stock. The Series B Preferred Stock is entitled to a cumulative dividend of 11% of the purchase price per share per year, and will have a liquidation preference in certain circumstances equal to the initial purchase price plus accrued but unpaid dividends. All share and per share amounts have been retroactively adjusted to reflect the reverse stock split.

3.       CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

        The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. All other liquid investments are classified as short-term investments. At December 31, 1999, all short-term investments were classified as available-for-sale. Available-for-sale securities are carried at fair market value with unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity. To date, the Company has not experienced any significant unrealized gains or losses on available-for-sale securities and, accordingly, no adjustments have been made to stockholders' equity.

The following is a summary of available-for-sale securities at cost, which approximates fair value:

                                                DECEMBER 31,       JUNE 30,
DESCRIPTION                                        1999             1999
-----------                                     -----------      -----------
Available for sale:
   U.S. government agency                       $ 5,945,004         $ --
   U.S. corporate obligations                    16,089,740
                                                -----------         ----
                                                 22,034,744          --
Amounts classified as cash equivalents           10,914,685          --
                                                -----------         ----
Amounts included in short-term investments      $11,120,059         $ --
                                                ===========         ====

        There were no material realized gains or losses for the six-month period ending December 31, 1999. The cost of securities sold is based on the specific identification method.

4.      CONSOLIDATED BALANCE SHEET COMPONENTS

               Certain balance sheet components are as follows:

                                      DECEMBER 31,        JUNE 30,
                                          1999              1999
                                      -----------        ----------
Inventories:
    Raw materials                      $  687,285        $  611,667
    Work-in-process                       190,976           174,016
    Finished goods                        265,815           544,572
                                       ----------        ----------
                                       $1,144,076        $1,330,255
                                       ==========        ==========

                                             DECEMBER 31,       JUNE 30,
                                                 1999             1999
                                             ------------      ----------
Property and equipment:
    Equipment                                $7,304,658        $6,836,138
    Leasehold improvements                      422,061           422,061
    Equipment-in-process                      1,479,272         1,521,008
                                             ----------        ----------
                                              9,205,991         8,779,207
    Less accumulated depreciation
    and amortization                          5,509,197         4,988,764
                                             ----------        ----------
                                             $3,696,794        $3,790,443
                                             ==========        ==========

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

        In November 1999, the Board of Directors of the Company approved the amendment of the 1991 Stock Plan to increase the number of shares reserved for issuance by 300,000 shares. This increase was approved by the stockholders at the Annual Meeting of Stockholders on November 18, 1999.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors that include, but are not limited to, the risks discussed in "Factors That May Impact Future Operations" as well as those discussed in the following "Overview" section. These forward-looking statements include the statement in the first paragraph of "Overview" relating to expectations of operating losses, the statement in the second paragraph of "Overview" relating to the commercialization of products that have received FDA manufacturing approval, the statements in the third paragraph of "Overview" related to the manufacturing, marketing and distribution of the Company's products, the statements in the last sentence of "Cost of Goods Sold," the statements in the last sentence of each of the "Research and Development" and "Selling, General and Administrative" paragraphs, the statements in the last sentence of the "Results of Operations" paragraph regarding FAS 133, the statements in the last two sentences of the "Results of Operations" paragraph regarding the Tracking System, and the statements regarding future capital expenditures in the third paragraph of "Liquidity and Capital Resources."

OVERVIEW

        The Company was founded in April 1991, operates in a single industry segment, and has engaged primarily in developing, testing and obtaining regulatory clearances for its products. The Company has experienced significant operating losses since inception and as of December 31, 1999 had an accumulated deficit of approximately $86.4 million. The Company has generated only limited revenues from sales of Chilli cooled ablation catheters, Radii supraventricular tachycardia mapping and ablation catheters, Trio/Ensemble diagnostic catheters, Mercator diagnostic mapping baskets and related equipment in certain markets. The Company expects its operating losses to continue through at least the end of calendar 2000 as it continues to expend substantial funds to conduct research and development activities, obtain regulatory approvals for its products, establish commercial-scale manufacturing capabilities and expand its sales and marketing activities.

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

        For the Company's products that have recently obtained FDA clearance or approval, there can be no assurance that any such products will be successfully commercialized or that the Company will achieve significant revenues from either domestic or international sales. Although the FDA granted PMA approval for the Chilli Cooled Ablation System, 510(k) clearance for the Mercator atrial catheter, and 510(k) clearance for the Arrhythmia Mapping System for basic diagnostic studies, the Company has limited experience in manufacturing, marketing or selling these products in commercial quantities. In order to successfully implement its business plan, the Company must manufacture and sell the Chilli Cooled Ablation System and other products in commercial quantities. Furthermore, the Company will need to expend significant capital resources and develop manufacturing expertise to establish large-scale manufacturing capabilities. Manufacturers often encounter difficulties in scaling up production of new products, including problems involving production yields, quality control and assurance, component supply shortages, shortages of qualified personnel, compliance with FDA regulations, and the need for further FDA approval of new manufacturing processes. The Company intends to market its products primarily through a direct sales force in the United States and indirect sales channels internationally. Establishing a marketing and sales capability sufficient to support sales in commercial quantities will require significant management and financial resources. See "-- Factors That May Impact Future Operations." The Company's Common Stock is currently listed for trading on the Nasdaq Stock Market's National Market.

RESULTS OF OPERATIONS

        Net Sales. The Company's net sales to date have resulted primarily from sales of Chilli Cooled Ablation Catheters, Radii supraventricular tachycardia mapping and ablation catheters and Trio/Ensemble diagnostic catheters. The Company's net sales increased 93% to $1.9 million for the three months ended December 31, 1999 compared to $1.0 million for the three months ended December 31, 1998. The increase in net sales for the three months ended December 31, 1999 compared to the same period a year ago resulted primarily from sales of the Company's Chilli Cooled Ablation Catheter in the U.S. market following FDA approval in February 1999. In addition, the Company had increased sales of both Chilli and Radii catheters in Japan during the quarter ended December 31, 1999. For the six months ended December 31, 1999, the Company had net sales of $3.2 million compared to $2.1 million for the six months ended December 31, 1998. The increase in net sales for the six months ended December 31, 1999 compared to the same period in the prior year was primarily due to the growth of sales of the Company's Chilli Cooled Ablation Catheter in the U.S. market and increased sales of both Chilli and Radii catheters in Japan.

        In December 1995, the Company received $3.0 million pursuant to a royalty agreement with Arrow International Inc. ("Arrow"). This amount was recorded as deferred royalty income and will be amortized to income for those Trio/Ensemble catheters that Arrow manufactures and sells or ratably over the period for which the related technology patents expire. A total of $150,000 of royalty income related to the Arrow agreement has been recorded through December 31, 1999, of which $75,000 was recognized in the three months ended December 31, 1999.

        Cost of Goods Sold. Cost of goods sold primarily includes raw materials costs, catheter fabrication costs, and system assembly and test costs. Cost of goods sold was $1.5 million for the three months ended December 31, 1999 and resulted in a gross margin of $328,000, or 18% of net sales. For the three months ended December 31, 1998, cost of goods sold was $1.1 million and resulted in a gross margin deficit of $84,000. For the six months ended December 31, 1999, the Company had a gross margin of $317,000, or 10% of net sales, compared to a gross margin deficit of $16,000 for the six months ended December 31, 1998. The increase in the gross margins for the three and six months ended December 31, 1999 compared to the same periods in the prior fiscal year was primarily due to increased sales volumes, changes in sales mix, improved manufacturing yields, and certain decreases in manufacturing spending. These improvements were offset in part by increased overhead and training costs for manufacturing personnel, and higher costs associated with quality control and manufacturing engineering activities to support higher production volumes. The Company expects its gross margins to fluctuate in the future as its products are commercialized.

        Research and Development. Research and development expenses include costs associated with product research, clinical trials, prototype development, design and testing, and costs associated with obtaining regulatory approvals. Research and development expenses decreased to $1.7 million for the three months ended December 31, 1999 from $3.3 million for the three months ended December 31, 1998. Research and development expenses were $3.7 million for the six months ended December 31, 1999 compared to $6.7 million for the six months ended December 31, 1998. The decrease in research and development expenses was primarily attributable to decreased costs relating to product development and clinical research and reflects an overall smaller research and development organization. The Company expects to expend substantial funds in the future to continue its product development programs.

        Selling, General and Administrative. Selling, general and administrative expenses include compensation and benefits for sales, marketing, senior management and administrative personnel, various legal and professional fees including those in connection with obtaining patent protection, and costs of trade shows. Selling, general and administrative expenses increased to $2.1 million for the three months ended December 31, 1999 from $1.7 million for the three months ended December 31, 1998. Selling, general, and administrative expenses were $3.7 million for the six months ended December 31, 1999, compared to $3.1 million for the six months ended December 31, 1998. The increases in both periods were primarily attributable to higher expenditures for sales and marketing personnel and services to support expanding international and domestic sales, marketing and customer service activities and increased costs associated with demonstration units and product marketing materials. The Company anticipates that selling, general and administrative expenses will increase in future periods as additional personnel are added to support growing business operations in all functional areas.

        Other Income (Expense), Net. Other income (expense), net increased to net other income of $334,000 for the three months ended December 31, 1999 from net other income of $61,000 for the three months ended December 31, 1998. Net other income was $597,000 for the six months ended December 31, 1999, compared to $192,000 for the six months ended December 31, 1998. The relative increases in net other income in the prior two fiscal quarters was the result of increased interest income on significantly higher cash, cash equivalent and short-term investment balances.

        Net Loss. The Company recorded a net loss of $3.1 million for the three months ended December 31, 1999, a 38% improvement compared to the net loss of $5.0 million for the three months ended December 31, 1998. Net loss applicable to common stockholders for the three months ended December 31, 1999 was $4.0 million or $1.99 per share, compared to the net loss of $5.0 or $2.52 per share for the three months ended December 31, 1998. The net loss was $6.4 million for the six months ended December 31, 1999 with a net loss applicable to common stockholders of $8.9 million or $4.44 per share, compared to a net loss of $9.6 million or $4.87 per share for the six months ended December 31, 1998.

        Impact of Adoption of New Accounting Standards. In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133 (FAS 133), "Accounting for Derivative Instruments and Hedging Activities" which is required to be adopted in years beginning after June 15, 2000. The Company has not in the past and does not anticipate in the future using derivative instruments, and the Company does not expect that the adoption of FAS 133 will have a significant impact on its financial condition or results of operations.

LIQUIDITY AND CAPITAL RESOURCES

        Since inception, the Company has financed its operations through a combination of private placements of equity securities yielding $65.0 million, equipment lease financing arrangements yielding $4.0 million and a prepaid royalty arrangement yielding $3.0 million. In addition, the Company closed its initial public offering in June 1996 and raised net proceeds of $43.1 million and in July 1999 it raised net proceeds of $31.5 million in its Series B Convertible Preferred Stock financing. As of December 31, 1999, the Company had $22.5 million in cash, cash equivalents and short-term investments. The Company believes that current cash and investment balances are sufficient to fund operations for the next twelve months.

        Net cash used in operating activities was approximately $5.6 million and approximately $10.2 million for the six months ended December 31, 1999 and 1998, respectively. For each of these periods, the net cash used in operating activities resulted primarily from net losses. Net cash of approximately $13.7 million was used in investing activities for the six months ended December 31, 1999 compared to approximately $5.0 million provided from investing activities for the six months ended December 31, 1998. Net cash used and provided by investing activities resulted primarily from purchases, maturities and sales of short-term investments, offset in part by purchases of equipment and licenses.

        As of December 31, 1999, the Company had capital equipment of approximately $9.2 million, less accumulated depreciation and amortization of approximately $5.5 million, to support its clinical, development, manufacturing and administrative activities. The Company had financed approximately $4.0 million from capital lease obligations through December 31, 1999. The Company expects capital expenditures to increase over the next several years as it acquires equipment to support manufacturing operations.

        The Company's future liquidity and capital requirements will depend upon numerous factors, including the progress of the Company's product development efforts, the progress of the Company's clinical trials, actions relating to regulatory matters, the costs and timing of expansion of the Company's product development, manufacturing, marketing and sales activities, the extent to which the Company's products gain market acceptance, and competitive developments. In order to successfully manufacture its products in commercial quantities, market and sell its FDA-cleared products and apply for FDA marketing clearance for its remaining products, the Company may be required to raise additional funds.

FACTORS THAT MAY IMPACT FUTURE OPERATIONS

        Limited Operating History; History of Losses and Expectation of Future Losses

        The Company was founded in 1991 and to date has engaged primarily in researching, developing, testing and obtaining regulatory clearances for its products. The Company has experienced significant operating losses since inception. As of December 31, 1999, the Company had an accumulated deficit of $86.4 million. To date, the Company has generated only limited revenues from sales of its products and expects its operating losses to continue through at least the end of calendar 2000 as it continues to expend substantial funds to conduct its research and development activities, obtain regulatory approvals for its products, establish commercial-scale manufacturing capabilities and expand its sales and marketing activities. There can be no assurance that any of the Company's potential products for diagnosis and treatment of ventricular tachycardia and atrial fibrillation will either receive regulatory approvals for marketing or be successfully commercialized or that the Company will achieve significant revenues from either international or domestic sales. In addition, there can be no assurance that the Company will achieve or sustain profitability in the future or meet the expectations of securities industry analysts. The Company's results of operations may fluctuate significantly from quarter to quarter or year to year and will depend on numerous factors, including actions relating to regulatory matters, progress of clinical trials, the extent to which the Company's products gain market acceptance, the scale-up of manufacturing abilities and the expansion of sales and marketing activities and competition.

        Clinical Trials

        There can be no assurance that the Company's current or future products will prove to be safe and effective in clinical trials under applicable United States or international regulatory guidelines or that additional modifications to the Company's products will not be necessary. Furthermore, there can be no assurance that the Company will be successful in completing development of the Tracking System products. With respect to the Chilli Cooled Ablation System, because ablation treatment of cardiac arrhythmias is a relatively new and, to date untested treatment, the long-term effects of radiofrequency ablation on patients are unknown. As a result, the long-term success of ablation therapy in treating ventricular tachycardia and other tachyarrhythmias will not be known for several years.

        On February 2, 1999, the Company obtained PMA approval for the Chilli Cooled Ablation Catheter and the Radiofrequency Generator and Integrated Fluid Pump, the products that together form the Company's Cooled Ablation System. On March 11, 1999, the Company suspended and later terminated a clinical trial for the Local Sector Mapping Basket, a variation of the Mercator Mapping Basket. On January 27, 1999, the Company received 510(k) clearance for the Mercator Atrial Mapping Basket sizes 70cc and 100cc and the Model 8100/8300 Arrhythmia Mapping System, the products that together form the Company's Arrhythmia Mapping System for diagnostic mapping of the right atrium. The Company is no longer enrolling patients in the study for the 130cc size basket to support a special 510(k) submission. The Company discontinued a clinical trial for a second version of the Nexus Linear Lesion Catheter for the treatment of atrial flutter in February 1999 and atrial fibrillation in July 1999.

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

        Tracking System. In August 1999, the Company submitted a 510(k) application requesting clearance of the Tracking System. This system is comprised of the Arrhythmia Mapping Computer, the Signal Acquisition Module, the Position Acquisition Module, the Radii diagnostic electrophysiology catheter and two reference diagnostic catheters. The Tracking System is designed to enable the real-time tracking of catheter position information minimizing the use of fluoroscopy. The Company believes this new technology will enhance the performance of diagnostic electrophysiology studies. Furthermore, the Company believes the combination of the Chilli catheter with the Tracking System will enhance the performance of radiofrequency ablation procedures.

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

        Marketing and Distribution

        The Company currently has only a limited sales and marketing organization. For products that have received FDA clearances or approvals, the Company markets primarily through a direct sales force in the United States. The Company's Vice Presidents of Sales and Marketing manage distributor relationships outside North America. In addition, the Company intends to leverage its existing field clinical specialists' technical expertise to support the revenue producing installations. There can be no assurance that electrophysiologists will accept the Company's products or systems on a commercial basis. Failure of such products or systems to gain market acceptance would have a material adverse effect upon the Company's business, financial condition and results of operations.

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

        Major Distributor; Dependence on Japan Lifeline

        The Company currently relies upon international distributors of specialty cardiovascular products to market and sell its products. A large percentage of the Company's revenues are derived from sales to its Japanese distributor, Japan Lifeline. During fiscal 1999, 1998 and 1997 Japan Lifeline accounted for 52%, 80% and 66%, respectively, of the Company's net sales. In fiscal 2000, the Company anticipates that Japan Lifeline will continue to account for a significant percentage of the Company's net sales. The Company also relies on its European distributors for a significant portion of its revenues. If the Company's sales to any of its international distributors decline, the Company would experience a material decline in revenues. Even if the Company is successful in selling its products through new international distributors, the rate of growth of the Company's net sales could be materially and adversely effected if its current international distributors do not continue to sell a substantial number of the Company's products. If the Company's sales to its current international distributors decline, the Company cannot be certain that it will be able to attract additional distributors that can market its products effectively or can provide timely and cost-effective customer support and service. None of the Company's international distributors are obligated to sell the Company's products after its agreement with the Company has expired. Further, the Company cannot be certain that its current international distributors will continue to represent its products or that they will continue to devote a sufficient amount of effort and resources to selling the Company's products.

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

The Company has limited experience manufacturing its products in the volumes that will be necessary for the Company to achieve significant commercial sales, and there can be no assurance that reliable, high volume manufacturing capacity can be established or maintained at commercially reasonable costs. If the Company receives FDA clearance or approval for its products, it will need to expend significant capital resources and develop manufacturing expertise to establish large scale manufacturing capabilities. Manufacturers often encounter difficulties in scaling up production of new products, including problems involving production yields, quality control and assurance, component supply shortages, shortages of qualified personnel, compliance with FDA regulations, and the need for further FDA approval of new manufacturing processes. For example, the Company encountered low yields, and other production inefficiencies in the manufacture of its Sector mapping basket catheters. In addition, the Company believes that substantial cost reductions in its manufacturing operations will be required for it to commercialize its catheters and systems on a profitable basis. Any inability of the Company to establish and maintain large scale manufacturing capabilities would have a material adverse effect on the Company's business, financial condition and results of operations.

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

        Competition

        At present, the Company considers its primary competition to be companies involved in current, more established therapies for the treatment of ventricular tachycardia and atrial fibrillation, including drugs, external electrical cardioversion and defibrillation, implantable defibrillators, ablation accompanied by pacemaker implantation and open-heart surgery. In addition, several competitors are also developing new approaches and new products for the treatment and mapping of ventricular tachycardia and atrial fibrillation, including ablation systems using ultrasound, microwave, laser and cryoablation technologies and mapping systems using contact mapping, single-point spatial mapping and non-contact, multisite electrical mapping technologies. Many of the Company's competitors have an established presence in the field of interventional cardiology and electrophysiology, including Boston Scientific Corporation, C.R. Bard, Inc., Johnson and Johnson through its Cordis Division, St. Jude Medical and Medtronic, Inc. Many competitors have substantially greater financial and other resources than the Company, including larger research and development staffs, more experience, capabilities in conducting research and development activities, testing products in clinical trials, obtaining regulatory approvals and manufacturing, marketing and distributing products. There can be no assurance that the Company will succeed in developing and marketing technologies and products that are more clinically efficacious and cost effective than the more established treatments or the new approaches and products developed and marketed by its competitors. Furthermore, there can be no assurance that the Company will succeed in developing new technologies and products that are available prior to its competitors' products. The failure of the Company to demonstrate the efficacy and cost effective advantages of its products over those of its competitors or the failure to develop new technologies and products before its competitors, could have a material adverse effect on the Company's business, financial condition and results of operations.

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

        The time required to obtain approval for sale in foreign countries may be longer or shorter than that required for FDA approval, and the requirements may differ. Export sales of medical devices that have not received FDA marketing authorization are subject to FDA export requirements. In accordance with the FDA Export Reform & Enforcement Act of 1996, such devices may be exported to any country provided that the device meets a number of criteria including marketing authorization in one of the "Tier I" countries identified in that Act. If the device has no marketing authorization in a Tier I country, and is intended for marketing, it may be necessary to obtain approval from the FDA to export the device. In order to obtain export approval, the Company may be required to provide the FDA with documentation from the medical device regulatory authority of the country in which the study is to be conducted or the purchaser is located, stating that the device has the approval of the country. In addition, the FDA must find that the exportation of the device is not contrary to the public health and safety of the country in order for the Company to obtain the permit. The Company currently has marketing authorization in one or more Tier I countries for all its clinically used products. The Company is in the process of obtaining Kingdom, Germany, France, Canada, Japan and several other countries in Europe and Asia.

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

        In addition, in order to manufacture and market its products in commercial quantities, the Company believes that it will be required to expand its operations, particularly in the areas of research and development, manufacturing and sales and marketing. The Company hired a new Chief Executive Officer in May 1999. The Company also hired a new Chief Financial Officer, a new Vice President of Operations and a new Vice President of Sales in January 2000. There can be no assurance that these newly hired officers of the Company will be able to operate effectively with that portion of the management team that was retained. Further, there can be no assurance that the Company's officers and Sales and Marketing personnel will be able to build a successful sales force or that they will be able to operate effectively with the existing management team. As the Company expands its operations in these areas, such expansion will likely result in new and increased responsibilities for management personnel and place significant strain upon the Company's management, operating and financial systems and resources. To accommodate any such growth and compete effectively, the Company will be required to implement and improve information systems, procedures, and controls, and to expand, train, motivate and manage its work force. Any failure to implement and improve the Company's operational, financial and management systems or, to expand, train, motivate or manage employees as required by future growth, if any, could have a material adverse effect on the Company's business, financial condition and results of operations.

        Year 2000 Compliance

        As of the date of this filing, the Company has not incurred any significant business disruptions as a result of Year 2000 issues. However, while no such occurrence has developed as of the date of this filing to the Company's knowledge, Year 2000 issues that may arise related to material third parties may not be apparent immediately and therefore, there is no assurance that the Company will not be affected by future disruptions. The Company will continue to monitor the issue vigilantly and work to remediate any issues that may arise. We do not anticipate incurring material expenses or experiencing any material disruptions as a result of any Year 2000 issues.

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

        Potential Volatility of Stock Price

        The market price of shares of Common Stock, like that of the common stock of many medical products and high technology companies, has in the past been, and is likely in the future to continue to be highly volatile. Factors such as fluctuations in the Company's operating results, proportion of ownership between common stockholders and preferred series B stockholders, announcements of technological innovations or new commercial products by the Company or competitors, government regulation, changes in the current structure of the health care financing and payment systems, developments in or disputes regarding patent or other proprietary rights, release of reports by securities analysts, change in securities analysts recommendations, economic and other external factors and general market conditions may have a significant effect on the market price of the Common Stock. Also, at some future time, the Company's revenues and results of operations may be below the expectations of securities analysts or investors, resulting in significant fluctuations in the market price of the Company's Common Stock. Moreover, the stock market has from time to time experienced extreme price and volume fluctuations which have particularly affected the market prices for medical products and high technology companies and which have often been unrelated to the operating performance of such companies. These broad market fluctuations, as well as general economic, political and market conditions, may adversely affect the market price of the Company's Common Stock. In the past, following periods of volatility in the market price of a company's stock, securities class action litigation has occurred against the issuing company. There can be no assurance that such litigation will not occur in the future with respect to the Company. Such litigation could result in substantial costs and a diversion of management's attention and resources, which could have a material adverse effect on the Company's business, operating results and financial condition. Any adverse determination in such litigation could also subject the Company to significant liabilities.

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

                          CARDIAC PATHWAYS CORPORATION


PART II. OTHER INFORMATION


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        Use of Proceeds. With respect to the requirements of Item 701(f) of Regulation S-K regarding the reporting of use of proceeds, pursuant to the information required to be reported by Item 701(f)(4)(viii), the Company used net proceeds in the amounts noted for the stated purposes since its annual report on Form 10-K for the year ended June 30, 1999: purchase and installation of machinery and equipment - $573,691; repayment of indebtedness - $3,200,968.

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

        At the Company's Annual Meeting of Stockholders on November 18, 1999 the stockholders approved the following actions:

A.  Election of Class I directors

    William N. Starling  For: 6,865,751      Against: 1,585     Abstain: 99,558

B. The amendment of the Company's 1991 Stock Plan to increase the number of shares authorized for issuance thereunder by 300,000 shares to an aggregate of 1,613,406.

                         For: 5,684,323      Against: 476,061   Abstain: 32,615

C. Ratification of the appointment of Ernst & Young LLP as independent auditors of the Company for the fiscal year ending June 30, 2000.

                         For: 6,961,294      Against: 3,252     Abstain: 2,348


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

               (a)The exhibits listed on the accompanying Exhibit Index are filed as a part hereof.

                          CARDIAC PATHWAYS CORPORATION


                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


DATE:  FEBRUARY 11, 2000                CARDIAC PATHWAYS CORPORATION


                                        /s/ THOMAS M. PRESCOTT
                                        ----------------------------------------
                                        THOMAS M. PRESCOTT
                                        PRESIDENT AND CHIEF EXECUTIVE OFFICER


                                        /s/ ELDON M. BULLINGTON
                                        ----------------------------------------
                                        ELDON M. BULLINGTON
                                        VICE PRESIDENT OF FINANCE AND CHIEF
                                        FINANCIAL OFFICER

                          CARDIAC PATHWAYS CORPORATION

                                INDEX TO EXHIBITS


  EXHIBIT NO.        EXHIBIT DESCRIPTION                                PAGE NO.
  -----------        -------------------                                --------
      27.1           Financial Data Schedule                              28