Form 10-Q
period 2000-03-31
CARDIAC PATHWAYS CORP
filed 2000-05-12
CIK 1012367

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549
                 -----------------------------------------------

                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934. For the quarterly period ended March 31, 2000.


[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934. For the transition period from _______________to______________.


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



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No


As of May 11, 2000 there were 2,078,236 shares of the Registrant's Common Stock outstanding.

                          CARDIAC PATHWAYS CORPORATION

                                      INDEX


PART I.     FINANCIAL INFORMATION                                                     PAGE NO.

Item 1.     Financial  Statements and Notes (Unaudited)

            Consolidated Balance Sheets as of March 31, 2000 and June 30, 1999 ......     3

            Consolidated Statements of Operations for the Three and Nine
            Months Ended March 31, 2000 and 1999 ....................................     4

            Consolidated Statements of Cash Flows for the Nine Months Ended
            March 31, 2000 and 1999 .................................................     5

            Notes to Consolidated Financial Statements ..............................     6

Item 2.     Management's Discussion and Analysis of Financial Condition and
            Results of Operations ...................................................     9

Item 3.     Quantitative and Qualitative Disclosures about Market Risk ..............    25

PART II.    OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K ........................................    26

SIGNATURES ..........................................................................    27

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS AND NOTES


                          CARDIAC PATHWAYS CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)


                                                                   March 31,           June 30,
                                                                     2000              1999 (1)
                                                                 -------------       -------------
                                     ASSETS
Current assets:
   Cash and cash equivalents                                     $   8,007,709       $   2,339,660
   Short-term investments                                            9,135,451                  --
   Accounts receivable, net of allowance for doubtful
      accounts of $121,539 at March 31, 2000 and
      $105,000 at June 30, 1999                                        729,823             898,296
   Inventories                                                       1,970,173           2,228,879
   Prepaid expenses                                                    180,101             338,479
   Other current assets                                                402,804              76,720
                                                                 -------------       -------------
             Total current assets                                   20,426,061           5,882,034
Property and equipment, net                                          3,205,628           2,891,818
Notes receivable from related parties                                  200,000              29,584
Intangible assets, net of accumulated amortization of
      $266,667 at March 31, 2000                                     1,733,333                  --
Deposits and other assets                                               86,137             102,406
                                                                 -------------       -------------
                                                                 $  25,651,159       $   8,905,842
                                                                 =============       =============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable                                               $     687,524       $     488,128
  Accrued compensation and related benefits                          1,179,870             835,277
  Accrued clinical expenses                                            627,001             939,183
  Other accrued expenses                                               896,123             738,831
  Current obligations under capital leases                             261,514             325,334
  Short-term debt obligations                                               --           3,000,000
                                                                 -------------       -------------
           Total current liabilities                                 3,652,032           6,326,753
Long-term obligations under capital leases                             144,216             342,772
Deferred royalty income                                              2,405,862           2,630,862
Accrued series B preferred dividends                                 2,420,000                  --

Commitments
Stockholders' equity:
   Preferred stock, $.001 par value; 5,000,000 shares
        authorized and 32,250 issued and outstanding at
        March 31, 2000 and none issued and outstanding
        at June 30, 1999; liquidation preference of
        $32,910,000 at March 31, 2000                                       32                  --
   Common stock, $.001 par value; 30,000,000 shares
       authorized; 2,058,257 shares issued and outstanding
       at March 31, 2000 and 2,007,904 issued and
       outstanding at June 30, 1999                                      2,058               2,008
   Additional paid-in capital                                      109,666,279          80,152,542
   Receivable from stockholders                                       (321,667)           (385,000)
   Accumulated deficit                                             (92,233,799)        (79,983,404)
   Deferred compensation                                               (83,854)           (180,691)
                                                                 -------------       -------------
           Total stockholders' equity (deficit)                     17,029,049            (394,545)
                                                                 -------------       -------------
                                                                 $  25,651,159       $   8,905,842
                                                                 =============       =============

(1) Derived from the Company's audited consolidated balance sheet as of June 30, 1999.


                See notes to consolidated financial statements.

                          CARDIAC PATHWAYS CORPORATION

                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)

                                                          Three months ended                    Nine months ended
                                                              March 31,                             March 31,
                                                   -------------------------------       -------------------------------
                                                       2000               1999               2000               1999
                                                   ------------       ------------       ------------       ------------
Net sales                                          $  1,511,061       $  1,322,960       $  4,755,163       $  3,427,277
Cost of goods sold                                    1,904,341            991,119          4,831,829          3,111,677
                                                   ------------       ------------       ------------       ------------
   Gross margin (deficit)                              (393,280)           331,841            (76,666)           315,600
Operating expenses:
   Research and development                           1,712,946          3,069,920          5,365,297          9,783,331
   Selling, general and administrative                3,642,402          1,596,064          7,336,959          4,669,302
                                                   ------------       ------------       ------------       ------------
           Total operating expenses                   5,355,348          4,665,984         12,702,256         14,452,633
                                                   ------------       ------------       ------------       ------------
Loss from operations                                 (5,748,628)        (4,334,143)       (12,778,922)       (14,137,033)
Other income (expense):
   Interest income                                      282,907            140,785            800,502            652,594
   Interest expense                                     (11,170)          (157,014)           (58,866)          (496,620)
   Other, net                                          (339,819)            11,822           (213,109)            31,854
                                                   ------------       ------------       ------------       ------------
           Total other income (expense), net            (68,082)            (4,407)           528,527            187,828
                                                   ------------       ------------       ------------       ------------
Net loss                                             (5,816,710)        (4,338,550)       (12,250,395)       (13,949,205)
Preferred stock dividend                                880,000                 --          2,420,000                 --
Beneficial conversion feature related to the
     issuance of the Series B preferred stock                --                 --            960,000                 --
                                                   ------------       ------------       ------------       ------------
Net loss applicable to common stockholders         $ (6,696,710)      $ (4,338,550)      $(15,630,395)      $(13,949,205)
                                                   ============       ============       ============       ============
Net loss per common share -
    basic and diluted                              $      (3.29)      $      (2.17)      $      (7.74)      $      (7.04)
                                                   ============       ============       ============       ============
Shares used in computing net loss
    per common share - basic and diluted              2,033,000          1,995,000          2,020,000          1,982,000
                                                   ============       ============       ============       ============


                See notes to consolidated financial statements.

                          CARDIAC PATHWAYS CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                   Nine months ended
                                                                       March 31,
                                                            -------------------------------
                                                                2000               1999
                                                            ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                    $(12,250,395)      $(13,949,205)
Adjustments to reconcile net loss to net cash
   used in operating activities:
   Depreciation and amortization                               1,284,114            949,959
   Amortization of deferred royalty income                      (225,000)          (225,000)
   Amortization of deferred compensation                          96,837            146,042
   Issuance of nonqualified stock options for services                --              3,811
Changes in operating assets and liabilities:
   Accounts receivable                                           168,473           (846,224)
   Inventories                                                   258,706           (384,809)
   Prepaid expenses                                              158,378             20,252
   Other current assets                                         (326,085)           206,097
   Accounts payable                                              199,396           (181,305)
   Accrued compensation and related benefits                     344,593             (2,269)
   Accrued clinical expenses                                    (312,182)          (100,121)
   Other accrued expenses                                        157,292           (129,028)
                                                            ------------       ------------
Net cash used in operating activities                        (10,445,873)       (14,491,800)
                                                            ------------       ------------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of short-term investments                          (11,135,451)        (2,312,448)
Maturities and sales of short-term investments                 2,000,000         18,352,904
Purchases of property and equipment, net                      (1,331,256)        (1,695,752)
(Increase) decrease in notes receivable                         (170,416)            26,369
(Increase) in intangible assets                               (2,000,000)                --
(Increase) decrease in deposits and other assets                  16,269            164,533
                                                            ------------       ------------
Net cash (used in) provided by investing activities          (12,620,854)        14,535,606
                                                            ------------       ------------
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments under capital lease obligations              (262,376)          (450,463)
Payment of short-term debt obligations                        (3,000,000)        (6,300,000)
Decrease in notes receivable from stockholders                    63,333                 --
Proceeds from sale of preferred stock                         31,750,000                 --
Proceeds from sale of common stock                               183,819            393,394
                                                            ------------       ------------
Net cash provided by financing activities                     28,734,776         (6,357,069)
                                                            ------------       ------------
Net increase (decrease) in cash and cash equivalents           5,668,049         (6,313,263)
   Cash and cash equivalents at beginning of period            2,339,660          7,268,877
                                                            ------------       ------------
   Cash and cash equivalents at end of period               $  8,007,709       $    955,614
                                                            ============       ============


                See notes to consolidated financial statements.

                          CARDIAC PATHWAYS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (UNAUDITED)


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

        The operating results for the nine months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2000. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Cardiac Pathways Corporation's (the "Company") Annual Report on Form 10-K for the fiscal year ended June 30, 1999.

        The Company has reclassified certain prior-year balances to conform with current-year presentations.

2. PREFERRED STOCK FINANCING AND REVERSE STOCK SPLIT

        In July 1999, the Company's stockholders authorized and the Company completed a $32 million offering of Series B Preferred Stock at $1,000 per share to a group of accredited investors and a 1-for-5 reverse stock split. In connection with the Series B Preferred stock financing, the Company raised $31.5 million, net of issuance costs.

        The March 31, 2000 balance sheet also reflects the discount or beneficial conversion feature present in the convertible securities. The discount was being recognized as a return to the preferred stockholders (similar to a dividend) over the minimum period in which the preferred stockholders can realize return, immediately for the Series B Preferred stockholders. The discount has been accreted to additional paid in capital (accumulated deficit) in the March 31, 2000 balance sheet. Each share of Series B Preferred Stock is initially convertible into 200 shares of the Company's Common Stock. The Series B Preferred Stock is entitled to a cumulative dividend of 11% of the purchase price per share per year, and will have a liquidation preference in certain circumstances equal to the initial purchase price plus accrued but unpaid dividends. All share and per share amounts have been retroactively adjusted to reflect the reverse stock split.

3. CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

        The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. All other liquid investments are classified as short-term investments. At March 31, 2000, all short-term investments were classified as available-for-sale. Available-for-sale securities are carried at fair market value with unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity. To date, the Company has not experienced any significant unrealized gains or losses on available-for-sale securities and, accordingly, no adjustments have been made to stockholders' equity.

The following is a summary of available-for-sale securities at cost, which approximates fair value:

                                                 MARCH 31,        JUNE 30,
DESCRIPTION                                        2000            1999
-----------                                     -----------      ---------
Available for sale:
    U.S. government agency                      $ 5,000,000         $--
    U.S. corporate obligations                   11,318,924          --
                                                -----------         ---
                                                 16,318,924          --
Amounts classified as cash equivalents            7,183,473          --
                                                -----------         ---
Amounts included in short-term investments      $ 9,135,451         $--
                                                ===========         ===

        There were no material realized gains or losses for the nine-month period ending March 31, 2000. The cost of securities sold is based on the specific identification method.

4. CONSOLIDATED BALANCE SHEET COMPONENTS

        Certain balance sheet components are as follows:

                                MARCH 31,           JUNE 30,
                                  2000               1999
                               ----------         ----------
Inventories:
     Raw materials             $1,510,124         $1,510,291
     Work-in-process              192,832            174,016
     Finished goods               267,217            544,572
                               ----------         ----------
                               $1,970,173         $2,228,879
                               ==========         ==========

                                               MARCH 31,      JUNE 30,
                                                 2000          1999
                                              ----------    ----------
Property and equipment:
     Equipment                                $7,614,244    $6,836,137
     Leasehold improvements                      422,061       422,061
     Equipment-in-process                        971,753       622,384
                                              ----------    ----------
                                               9,008,058     7,880,582
     Less accumulated depreciation and
     amortization                              5,802,430     4,988,764
                                              ----------    ----------
                                              $3,205,628    $2,891,818
                                              ==========    ==========

5. LICENSE AGREEMENT

        In July 1999, the Company entered into an agreement with a Canadian company to obtain an exclusive worldwide license to certain patents involving the use of ultrasound technology. The terms of the agreement included payments by the Company to the licensor of $1,000,000 each in August 1999 and January 2000.

6. STOCK PLANS

        In July 1999, the Board of Directors of the Company approved an amendment of the 1991 Stock Plan and 1996 Director Option Plan to increase the number of shares reserved for issuance by 800,000 shares. This increase was approved by the stockholders at the Special Meeting of Stockholders on July 20, 1999.

        In November 1999, the Board of Directors of the Company approved the amendment of the 1991 Stock Plan to increase the number of shares reserved for issuance by 300,000 shares. This increase was approved by the stockholders at the Annual Meeting of Stockholders on November 18, 1999.

        In August 1998, the Board of Directors of the Company approved the Company's 1998 Nonstatutory Stock Option Plan (the "Supplemental Plan"). The Supplemental Plan provides for the issuance of nonstatutory options to non-officer employees and consultants of the Company to acquire common stock of the Company. The Supplemental Plan, as amended, provides for the granting of options for up to 480,000 shares of common stock of the Company, that includes 400,000 shares of stock which were approved by the Company's Board of Directors in July 1999.

7. RECEIVABLE FROM STOCKHOLDER

        In March 1996, the Company entered into an employment agreement with an officer of the Company pursuant to which it loaned $385,000 to the officer, the proceeds of which were used to exercise a stock option granted to this officer in January 1996. The stock exercised is pledged as collateral against the receivable from the stockholder. In August 1998, the officer resigned from the Company. In March 2000, a reserve against the receivable was recorded for the amount of the difference between the $385,000 loaned and the fair value of the pledged stock at March 31, 2000.

        In May 1999, the Company entered into an employment agreement with an officer of the Company pursuant to which the officer is entitled to a $250,000 loan from the Company at a 7% interest rate to purchase 250 shares of the Company's Series B Convertible Preferred Stock. In March 2000, the loan was executed for the purchase of the stock.

8. RECENT PRONOUNCEMENTS

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors that include, but are not limited to, the risks discussed in "Factors That May Impact Future Operations" as well as those discussed in the following "Overview" section. These forward-looking statements include the statement in the first paragraph of "Overview" relating to expectations of operating losses, the statements in the second paragraph of "Overview" relating to the range of clinical utility for the RPM Tracking System and the potential reduction in procedure times, the statements in the forth paragraph of "Overview" related to the manufacturing, marketing and distribution of the Company's products, the statements in the last two sentences of "Cost of Goods Sold" relating to the expectation for gross margins, the statements in the last sentence of the "Factors that effect Future Operations" paragraph regarding FAS 133, the statements in the last two sentences of the "Results of Operations" paragraph regarding the Tracking System, the statement in the last sentence of the last paragraph of "Liquidity and Capital Resources" regarding the Company's expected liquidity needs and the statements regarding future capital expenditures in the third and fourth paragraphs of "Liquidity and Capital Resources."

OVERVIEW

        The Company, founded in April 1991, is currently shifting from a broad-based research & development (R&D) and clinical development oriented company to one focused on expansion of marketing, sales, customer support and manufacturing capacity. The Company has experienced significant operating losses since inception and as of March 31, 2000 had an accumulated deficit of approximately $92.2 million. The Company has only recently seen increases in revenues from sales in the Chilli cooled ablation catheters. Sales of the Trio/Ensemble diagnostic catheters to international customers have remained constant. The Mercator diagnostic mapping baskets and related equipment have been discontinued in order for the Company to focus its resources on two platforms; the Chilli cooled ablation catheter and the new Real Time Position Management (RPM) Tracking System. The Company expects its operating losses to continue through at least the end of calendar 2000, as it continues to expend substantial funds to launch new products and ramp up manufacturing capacity.

        The Company received FDA 510k clearance in March 2000 to begin marketing the RPM Tracking System. This technology, developed by the Company, can be used in many diagnostic electrophysiology procedures for real-time visualization of catheters utilizing ultrasound technology. The RPM Tracking system is expected to assist physicians in precisely manipulating catheters within the heart during procedures, offering the potential for reductions in procedure times and improved economic benefit to the hospital and physician.

        Also this quarter, the Company has received FDA PMA (Pre-market approval) clearance to market its new Chilli RPM cooled ablation catheters incorporating the Company's RPM navigation technology. In addition, the Company has received CE mark approval to market the RPM Tracking System, and reference and ablation catheters incorporating RPM tracking technology in Europe. Implementing a number of significant design improvements to Cardiac Pathways' Chilli cooled ablation catheters, the new 7 French platform includes a bi-directional steering capability and integrates the Company's ultrasound transducer technology for dynamic real-time catheter navigation and visualization. New models for the Chilli with and without the navigation visualization technology were approved with the PMA.

        For the Company's products that have recently obtained FDA clearance or approval, there can be no assurance that any such products will be successfully commercialized or that the Company will achieve significant revenues from either domestic or international sales. Although the FDA granted 510k clearance for the RPM Tracking System and PMA approval for the Chilli Cooled Ablation catheters with RPM tracking, the Company has limited experience in manufacturing, marketing or selling these products in commercial quantities. In order to successfully implement its business plan, the Company must manufacture and sell the RPM and Chilli Cooled Ablation catheters in commercial quantities. Furthermore, the Company will need to expend significant capital resources and develop manufacturing expertise to establish large-scale manufacturing capabilities. Manufacturers often encounter difficulties in scaling up production of new products, including problems involving production yields, quality control and assurance, component supply shortages, shortages of qualified personnel, compliance with FDA regulations, and the need for further FDA approval of new manufacturing processes. The Company intends to market its products primarily through a direct sales force in the United States and indirect sales channels internationally. Establishing a marketing and sales capability sufficient to support sales in commercial quantities will require significant management and financial resources. See "-- Factors That May Impact Future Operations." The Company's Common Stock is currently listed for trading on the Nasdaq Stock Market's National Market.

RESULTS OF OPERATIONS

        Net Sales. The Company's net sales to date have resulted primarily from sales of Chilli Cooled Ablation Catheters, Radii supraventricular tachycardia mapping and ablation catheters and Trio/Ensemble diagnostic catheters. The Company's net sales increased 14% to $1.5 million for the three months ended March 31, 2000 compared to $1.3 million for the three months ended March 31, 1999. The increase in net sales for the three months ended March 31, 2000 compared to the same period a year ago was driven primarily by 48% growth in the Chilli cooled ablation catheter and 36% growth in the Radii catheter product line. For the nine months ended March 31, 2000, the Company had net sales of $4.8 million compared to $3.4 million for the nine months ended March 31, 1999. The increase in net sales for the nine months ended March 31, 2000 compared to the same period in the prior year was primarily due to the growth of sales of the Company's Chilli Cooled Ablation Catheter in the U.S. market and increased sales of both Chilli and Radii catheters in Japan.

        In December 1995, the Company received $3.0 million pursuant to a royalty agreement with Arrow International Inc. ("Arrow"). This amount was recorded as deferred royalty income and will be amortized to income for those Trio/Ensemble catheters that Arrow manufactures and sells or ratably over the period for which the related technology patents expire. A total of $225,000 of royalty income related to the Arrow agreement has been recorded through March 31, 2000, of which $75,000 was recognized in the three months ended March 31, 2000.

        Cost of Goods Sold. Cost of goods sold primarily includes raw materials costs, catheter fabrication costs, and system assembly and test costs. Cost of goods sold was $1.9 million for the three months ended March 31, 2000 and resulted in a gross margin deficit of $393,000. In comparison, for the three months ended March 31, 1999, cost of goods sold was $1.0 million and resulted in a gross margin of $332,000. For the nine months ended March 31, 2000, the Company had a gross margin deficit of $77,000, compared to a gross margin of $316,000 for the nine months ended March 31, 1999. The decrease in the gross margins for the three months ended March 31, 1999 compared to the same periods in the prior fiscal year resulted from approximately $250,000 of costs associated with discontinuing the Mercator Atrial Mapping Basket product line, approximately $450,000 of costs associated with introduction of the RPM product line and production increases for the Chilli product line. The Company expects that its gross margins will continue to be impacted by the cost of bringing the RPM products on line. In the ensuing quarters, the Company expects manufacturing process improvements and volume related costs improvements to have positive effects on gross margins.

        Research and Development. Research and development expenses include costs associated with product research, clinical trials, prototype development, design and testing, and costs associated with obtaining regulatory approvals. Research and development expenses decreased 44% to $1.7 million for the three months ended March 31, 2000 from $3.1 million for the three months ended March 31, 1999. Research and development expenses were $5.4 million for the nine months ended March 31, 2000 compared to $9.8 million for the nine months ended March 31, 1999. The decrease in research and development expenses was primarily attributable to reducing the portfolio of engineering projects to concentrate on RPM and Chilli/7 French catheter development initiatives.

        Selling, General and Administrative. Selling, general and administrative expenses include compensation and benefits for sales, marketing, senior management and administrative personnel, various legal and professional fees including those in connection with obtaining patent protection, and costs of trade shows. Selling, general and administrative expenses increased to $3.6 million for the three months ended March 31, 2000 from $1.6 million for the three months ended March 31, 1999. Selling, general, and administrative expenses were $7.3 million for the nine months ended March 31, 2000, compared to $4.7 million for the nine months ended March 31, 1999. The three months ended March 31, 2000 included approximately $1.0 million of non-recurring expenditures related to severance, recruiting, relocation, new product launch and settlement of disputed fees with a professional search firm. The increase in selling, general and administrative expenses resulted primarily from increased marketing and sales infrastructure supporting the North America and European markets.

        Other Income (Expense), Net. Other expenses, net were $68,000 for the three months ended March 31, 2000 compared to $5,000 for the three months ended March 31, 1999. Net other income was $529,000 for the nine months ended March 31, 2000, compared to $188,000 for the nine months ended March 31, 1999. The period ended March 31, 2000 included a non-recurring $340,000 reserve against loans to a former officer of the Company. Relative increases in net other income for the nine months ended March 31, 2000 compared to the prior period was the result of increased interest income on significantly higher cash, cash equivalent and short-term investment balances.

        Net Loss. The Company recorded a net loss of $5.8 million for the three months ended March 31, 2000 compared to the net loss of $4.3 million for the three months ended March 31, 1999. Net loss applicable to common stockholders for the three months ended March 31, 2000 was $6.7 million or $3.29 per share, compared to the net loss of $4.3 million or $2.17 per share for the three months ended March 31, 1999. The net loss was $12.3 million for the nine months ended March 31, 2000 with a net loss applicable to common stockholders of $15.6 million or $7.74 per share, compared to a net loss of $13.9 million or $7.04 per share for the nine months ended March 31, 1999.

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

LIQUIDITY AND CAPITAL RESOURCES

        Since inception, the Company has financed its operations through a combination of private placements of equity securities yielding $65.0 million, equipment lease financing arrangements yielding $4.0 million and a prepaid royalty arrangement yielding $3.0 million. In addition, the Company closed its initial public offering in June 1996 and raised net proceeds of $43.1 million and since July 1999 it raised net proceeds of $31.8 million in its Series B Convertible Preferred Stock financing. As of March 31, 2000, the Company had $17.1 million in cash, cash equivalents and short-term investments. Based on its present plans, the Company believes its working capital, operating cash flow and other potential financing activities will be adequate to finance the liquidity needs of the Company during the next 12 months. Other potential financing activities include, but are not limited to, subscribing the remaining authorized Series B Preferred Stock, a secondary offering and/or technology licenses.

        Net cash used in operating activities was approximately $10.4 million and approximately $14.5 million for the nine months ended March 31, 2000 and 1999, respectively. For each of these periods, the net cash used in operating activities resulted primarily from net losses. Net cash of approximately $12.6 million was used in investing activities for the nine months ended March 31, 2000 compared to approximately $14.5 million used in investing activities for the nine months ended March 31, 1999. Net cash used and provided by investing activities resulted primarily from purchases, maturities and sales of short-term investments, offset in part by purchases of equipment and licenses.

        As of March 31, 2000, the Company had capital equipment of approximately $9.0 million, less accumulated depreciation and amortization of approximately $5.8 million, to support its clinical, development, manufacturing and administrative activities. The Company had financed approximately $4.0 million from capital lease obligations through March 31, 2000. The Company expects capital expenditures to increase over the next several years as it acquires equipment to support manufacturing operations.

        The Company's future liquidity and capital requirements will depend upon numerous factors, including the progress of the Company's product development efforts, the progress of the Company's clinical trials, actions relating to regulatory matters, the costs and timing of expansion of the Company's product development, manufacturing, marketing and sales activities, the extent to which the Company's products gain market acceptance, and competitive developments. In order to successfully manufacture its products in commercial quantities and market and sell its FDA-cleared products, the Company may be required to raise additional funds.

FACTORS THAT MAY IMPACT FUTURE OPERATIONS

        Limited Operating History; History of Losses and Expectation of Future Losses

        The Company was founded in 1991 and to date has engaged primarily in researching, developing, testing and obtaining regulatory clearances for its products. The Company has experienced significant operating losses since inception. As of March 31, 2000, the Company had an accumulated deficit of $92.2 million. To date, the Company has generated only limited revenues from sales of its products and expects its operating losses to continue through at least the end of calendar 2000 as it continues to expend funds to conduct its research and development activities, establish commercial-scale manufacturing capabilities and expand its sales and marketing activities. There can be no assurance that any of the Company's products for diagnosis and treatment of ventricular tachycardia and other arrhythmias will be successfully commercialized or that the Company will achieve significant revenues from either international or domestic sales. In addition, there can be no assurance that the Company will achieve or sustain profitability in the future or meet the expectations of securities industry analysts. The Company's results of operations may fluctuate significantly from quarter to quarter or year to year and will depend on numerous factors, including actions relating to regulatory matters, progress of clinical trials, the extent to which the Company's products gain market acceptance, the scale-up of manufacturing abilities and the expansion of sales and marketing activities and competition.

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

        On February 2, 1999, the Company obtained PMA approval for the Chilli Cooled Ablation Catheter and the Radiofrequency Generator and Integrated Fluid Pump, the products that together form the Company's Cooled Ablation System. On March 11, 1999, the Company suspended and later terminated a clinical trial for the Local Sector Mapping Basket, a variation of the Mercator Mapping Basket. On January 27, 1999, the Company received 510(k) clearance for the Mercator Atrial Mapping Basket sizes 70cc and 100cc and the Arrhythmia Mapping System, the products that together form the Company's Arrhythmia Mapping System for diagnostic mapping of the right atrium. The Company discontinued a clinical trial for a second version of the Nexus Linear Lesion Catheter for the treatment of atrial flutter in February 1999 and atrial fibrillation in July 1999. Development and trial activity for the Nexus product line has been suspended by the Company.

        Cooled Ablation System for Ventricular Tachycardia. The Company obtained PMA approval for the Chilli Cooled Ablation Catheter and Radiofrequency Generator and Fluid Pump on February 2, 1999. The PMA application required the Company to perform a post market study. During September 1999, the Company submitted a PMA supplement requesting the addition of tracking technology, new curve sizes and bi-directional deflection to the Chilli catheter. The Company received PMA clearance from the FDA for its new Chilli cooled ablation catheters, which incorporates Real-time Position Management navigation technology in March 2000.

        Tracking System. In August 1999, the Company submitted a 510(k)application requesting clearance of the Tracking System. In March 2000, the Company received 510 (k) approval for its Real-time Position Management tracking system. In April 2000, the Company received CE mark certification, which grants the Company approval to market the RPM tracking system, including the Chilli cooled ablation catheters, in Europe. This system is comprised of the Arrhythmia Mapping Computer, the Signal Acquisition Module, the Position Acquisition Module, and two reference diagnostic catheters. The Tracking System is designed to enable the real-time tracking of catheter position information minimizing the use of fluoroscopy. The Company believes this new technology will enhance the performance of diagnostic electrophysiology studies. Furthermore, the Company believes the combination of the Chilli catheter with the Tracking System will enhance the performance of radiofrequency ablation procedures.

        Mercator High Density Array Catheter for the Right Atrium. In June 1997, the Company received IDE approval by the FDA to conduct a clinical trial of the Mercator Atrial Mapping Basket for the right atrium and the Arrhythmia Mapping System for complex atrial tachyarrhythmias. The Company submitted a 510(k) application for clearance of the Mercator Atrial Mapping Basket in July 1998 and received clearance in January 1999 for two of the three basket sizes (70 and 100cc). The Mercator product line has been discontinued by the Company.


        No Existing Market

        The Company's Arrhythmia Mapping System received 510(k) clearance from the FDA in August 1997 for basic diagnostic electrophysiology studies. In September 1997, the Company began marketing the system commercially in the United States. In February 1999, the Company received approval from the FDA of its PMA application to commercially release its Chilli Cooled Ablation Catheter. The Company received PMA clearance from the FDA for its new Chilli cooled ablation catheters, which incorporate Real-time Position Management navigation technology, in March 2000. Also in March 2000, the Company received 510 (k) approval for its Real-time Position Management tracking system. In April 2000, the Company received CE mark certification, which grants the Company approval to market the RPM tracking system, including the Chilli cooled ablation catheters, in Europe. However, there can be no assurance that these products will gain any significant degree of market acceptance among physicians, patients, and health care payors. The Company believes that physicians' acceptance of procedures using the Company's RPM tracking system will be essential for market acceptance of such system. Even though the clinical efficacy of the system has been established, electrophysiologists, cardiologists and other physicians may elect not to recommend the use of the RPM tracking system for any number of reasons. There can be no assurance that this system will be successfully commercialized in the United States or in international markets where it has not yet received approval. The Company believes that, as with any novel medical technology, there will be a significant learning process involved for physicians to become proficient. Broad use of the system will require training of electrophysiologists, and the time required to complete such training could adversely affect market acceptance. Failure of the product to achieve significant market acceptance would have a material adverse effect on the Company's business, financial condition and results of operations. If the RPM tracking system achieves market acceptance, and the Company is unable to manufacture sufficient quantities of such product to satisfy customer demand, the Company's business, financial condition and results of operations would be materially adversely affected.

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

        Establishing a marketing and sales capability sufficient to support sales of the Company's products in commercial quantities will require substantial efforts and require significant management and financial resources. There can be no assurance the Company will be able to build a marketing staff or sales force, that the establishment of such a marketing staff or sales force will be cost effective or that the Company's sales and marketing efforts will be successful. As the Company obtains the necessary regulatory approvals for its ventricular tachycardia products in international markets, it expects to establish a sales and marketing capability in those markets primarily through distributors. There can be no assurance that the Company will be able to enter into agreements with desired distributors on a timely basis or at all, or that such distributors will devote adequate resources to selling the Company's products. Failure to establish appropriate distribution relationships could have a material adverse effect upon the Company's business, financial condition and results of operations. The Company currently sells its products through distributors in certain international markets. All sales of the Company's products to date have been denominated in U.S. dollars. The end-user price is determined by the distributor and varies from country to country. Changes in overseas economic conditions, currency exchange rates, foreign tax laws, or tariffs or other trade regulations could have a material adverse effect on the Company's ability to market its products internationally and therefore on its business, financial condition and results of operations.

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

        The Company has limited experience manufacturing its products in the volumes that will be necessary for the Company to achieve significant commercial sales, and there can be no assurance that reliable, high volume manufacturing capacity can be established or maintained at commercially reasonable costs. The Company needs to expend significant capital resources and develop manufacturing expertise to establish large scale manufacturing capabilities. Manufacturers often encounter difficulties in scaling up production of new products, including problems involving production yields, quality control and assurance, component supply shortages, shortages of qualified personnel, compliance with FDA regulations, and the need for further FDA approval of new manufacturing processes. In addition, the Company believes that substantial cost reductions in its manufacturing operations will be required for it to commercialize its catheters and systems on a profitable basis. Any inability of the Company to establish and maintain large scale manufacturing capabilities would have a material adverse effect on the Company's business, financial condition and results of operations.

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

        Competition

        At present, the Company considers its primary competition to be companies involved in current, more established therapies for the treatment of ventricular tachycardia and atrial fibrillation, including drugs, external electrical cardioversion and defibrillation, implantable defibrillators, ablation accompanied by pacemaker implantation and open-heart surgery. In addition, several competitors are also developing new approaches and new products for the treatment and mapping of ventricular tachycardia and other arrythmias, including ablation systems using ultrasound, microwave, laser and cryoablation technologies and mapping systems using contact mapping, single-point spatial mapping and non-contact, multisite electrical mapping technologies. Many of the Company's competitors have an established presence in the field of interventional cardiology and electrophysiology, including Boston Scientific Corporation, C.R. Bard, Inc., Johnson and Johnson through its Cordis Division, St. Jude Medical and Medtronic, Inc. Many competitors have substantially greater financial and other resources than the Company, including larger research and development staffs, more experience, capabilities in conducting research and development activities, testing products in clinical trials, obtaining regulatory approvals and manufacturing, marketing and distributing products. There can be no assurance that the Company will succeed in developing and marketing technologies and products that are more clinically efficacious and cost effective than the more established treatments or the new approaches and products developed and marketed by its competitors. Furthermore, there can be no assurance that the Company will succeed in developing new technologies and products that are available prior to its competitors' products. The failure of the Company to demonstrate the efficacy and cost effective advantages of its products over those of its competitors or the failure to develop new technologies and products before its competitors, could have a material adverse effect on the Company's business, financial condition and results of operations.

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

        International

        The European Union has promulgated rules which require that medical products distributed after June 14, 1998 bear the CE mark, an international symbol of adherence to quality assurance standards and compliance with applicable European medical device directives. Quality system certification is one of the CE mark requirements. The Company has received ISO 9001/EN46001 certification by its European Notified Body, one of the CE mark certification prerequisites, for its manufacturing facility in Sunnyvale, California. Furthermore, in January 1998, the Company received the right to affix the CE mark to its Arrhythmia Mapping System and Chilli Cooled Ablation System. In April 1998, the Company received the right to affix the CE mark to its Radii catheters. In July 1998, the Company received the right to affix the CE mark to its Trio/Ensemble catheters. In April 2000, the Company received CE mark certification for the RPM tracking system, and for its Chilli cooled ablation catheters incorporating Real-time Position Management navigation technology. While the Company intends to satisfy the requisite policies and procedures that will permit it to receive the CE Mark Certification for other products, there can be no assurance that the Company will be successful in meeting the European certification requirements and failure to receive the right to affix the CE mark will prohibit the Company from selling these and other products in member countries of the European Union.

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

        (b) No reports on Form 8-K have been filed for the quarter ended March 31, 2000.

                          CARDIAC PATHWAYS CORPORATION


                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


DATE: MAY 11, 2000                         CARDIAC PATHWAYS CORPORATION


                                           /S/ THOMAS M. PRESCOTT
                                           -------------------------------------
                                           THOMAS M. PRESCOTT
                                           PRESIDENT AND CHIEF EXECUTIVE OFFICER


                                           /S/ ELDON M. BULLINGTON
                                           -------------------------------------
                                           ELDON M. BULLINGTON
                                           VICE PRESIDENT OF FINANCE AND
                                           CHIEF FINANCIAL OFFICER

                          CARDIAC PATHWAYS CORPORATION

                                INDEX TO EXHIBITS


EXHIBIT NO.     EXHIBIT DESCRIPTION               PAGE NO.
-----------     -------------------               --------
   27.1         Financial Data Schedule              28