Form 10-K405
period 2000-06-30
CARDIAC PATHWAYS CORP
filed 2000-09-25
CIK 1012367

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

                    FOR THE FISCAL YEAR ENDED JUNE 30, 2000

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
           (STATE OR OTHER JURISDICTION                              (I.R.S. EMPLOYER
         OF INCORPORATION OR ORGANIZATION)                        IDENTIFICATION NUMBER)

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and, (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on September 22, 2000 as reported on the Nasdaq National Market, was approximately $7,002,306. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     As of September 22, 2000, the registrant had outstanding 3,100,991 shares of Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The Registrant has incorporated by reference into Part III of this Form 10-K portions of its Proxy Statement for the Annual Meeting of Stockholders to be held December 1, 2000.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

               SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     Certain statements in this Report constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, the following: the Company's history of losses and uncertainty of profitability; the uncertainty that the Company's products will prove to be safe and effective; the uncertainty of market acceptance of the Company's products and systems; the Company's dependence on a major distributor; the Company's limited sales, marketing and distribution experience; the risks associated with manufacturing of the Company's products; the Company's inability to foster strategic relationships with others in its industry; the Company's highly competitive industry and rapid technological change within the Company's industry; the uncertainty of patent and proprietary technology protection and reliance on technology licensed from third parties; changes in, or failure to comply with, government regulation; the uncertainty of third party reimbursement for procedures performed using the Company's products; the potential fluctuations in the Company's annual and/or quarterly results; the Company's exposure to product liability claims; the Company's dependence on retention and attraction of key employees; general economic and business conditions; the significant control and rights attaching to certain preferred stock of the Company; and other factors referenced herein.

ITEM 1. BUSINESS

OVERVIEW

     Cardiac Pathways Corporation (the "Company") develops, manufactures and markets minimally invasive systems to diagnose and treat cardiac tachyarrhythmias (abnormally rapid heart rhythms) which, if untreated, can cause palpitations, fainting and sudden cardiac arrest (a fatal heart rhythm). The Company is developing products designed to provide integrated system solutions for the successful diagnosis and treatment of cardiac tachyarrhythmias. The Company's products consist of systems for diagnostic mapping, or locating the source of the tachyarrhythmia within the heart, and for performing ablation treatment, a nonsurgical, minimally invasive technique for neutralizing heart tissue responsible for starting or maintaining a dangerous heart rhythm.

     Current mapping and ablation procedures often take many hours to complete. The Real-time Position Management ("RPM") Tracking System is the first and only FDA-cleared advanced mapping system that allows the clinician to visualize and navigate multiple catheter positions and placements in real time, in three dimensions. By enabling clinicians to visualize catheters and their trajectory in the heart in real time and in three dimensions, the Company believes its systems may shorten mapping and ablation procedure time and provide safe and more effective treatments of certain forms of cardiac tachyarrhythmias than other current forms of therapy. The Company's strategy is to establish its Chilli Cooled Ablation System and its suite of Real Time Position Management ("RPM") Tracking System products as the preferred means for the diagnosis and treatment of certain forms of cardiac tachyarrhythmias.

     During the year, the Company has seen significant increases in revenues from sales of the Chilli Cooled Ablation Catheter in the U.S. and Europe, and sales from the Radii-T mapping and ablation catheter in Japan. Sales of the Trio/Ensemble diagnostic catheters to international customers remained relatively constant during fiscal 2000. The Company received the U.S. Food and Drug Administration ("FDA") 510 (k) clearance in March 2000 to begin marketing the RPM Tracking System. This technology, developed by the Company, can be used in many diagnostic electrophysiology procedures for real-time visualization of catheters utilizing ultrasound technology. The RPM Tracking system is expected to assist physicians in precisely manipulating catheters within the heart during procedures, offering the potential for reductions in procedure times and improved economic benefit to the hospital and physician. Also, in March 2000, the Company received FDA Premarket approval ("PMA") to market its new Chilli RPM Cooled Ablation

Catheters incorporating the Company's RPM navigation technology for dynamic real-time catheter navigation and visualization. The Chilli PMA includes approval for the new 7 French platform with a bi-directional steering capability. New models for the Chilli with and without the navigation visualization technology were approved within the PMA. In addition, the Company has received CE mark approval to market the RPM Tracking System and reference and ablation catheters incorporating RPM tracking technology in Europe. Chilli and the RPM Tracking System are currently undergoing regulatory approval in Japan.

     For the Company's products that have recently obtained FDA clearance or approval, there can be no assurance that any such products will be successfully commercialized or that the Company will achieve significant revenues from either domestic or international sales. Although the FDA granted 510(k) clearance for the RPM Tracking System and PMA approval for the Chilli Cooled Ablation Catheters with RPM Tracking, the Company has limited experience in manufacturing, marketing and selling these products in commercial quantities. In order to successfully implement its business plan, the Company must manufacture and sell the RPM and Chilli Cooled Ablation Catheters in commercial quantities. Furthermore, the Company will need to expend significant capital resources and develop manufacturing expertise to establish large-scale manufacturing capabilities. Manufacturers often encounter difficulties in scaling up production of new products, including problems involving production yields, quality control and assurance, component supply shortages, shortages of qualified personnel, compliance with FDA regulations, and the need for further FDA approval of new manufacturing processes. The Company intends to market its products primarily through a direct sales force in the United States and indirect sales channels internationally. Establishing a marketing and sales capability sufficient to support sales in commercial quantities will require significant management and financial resources. The Company expects to continue operating at a loss at least through the end of fiscal year 2002 as it continues to expend substantial funds to establish commercial-scale manufacturing capabilities and to expand sales and marketing activities. In addition, there can be no assurance the Company will achieve or sustain profitability in the future.

     THE NAMES CARDIAC PATHWAYS, CHILLI, REALTIME POSITION MANAGEMENT, TRIO, ENSEMBLE, RADII AND RADII-T ARE ALL TRADEMARKS, SERVICE MARKS, REGISTERED TRADEMARKS AND TRADENAMES OF CARDIAC PATHWAYS CORPORATION. THE PRODUCT NAMES, TRADEMARKS OR SERVICE MARKS OF ANY OTHER COMPANY APPEARING IN THIS REPORT ARE THE PROPERTY OF THEIR RESPECTIVE HOLDERS.

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

     Ventricular Tachycardia. Ventricular tachycardia is a life-threatening condition characterized by the ventricles beating at an abnormally rapid rate, significantly interfering with the pumping of oxygenated blood throughout the body. When the ventricles beat at an abnormally rapid rate, they lack sufficient time to fill with blood prior to each contraction. As a result, less blood is pumped out of the heart and less oxygen is carried to the tissues and organs of the body. This lack of oxygen can cause dizziness, loss of consciousness and sudden cardiac arrest. Individuals with ventricular tachycardia are at risk of imminent death due to the unpredictable nature of ventricular tachycardia. Most ventricular tachycardia result from myocardial infarctions (heart attacks) caused by coronary artery disease. When a myocardial infarction occurs due to a blockage in one or more coronary arteries, a portion of the heart muscle (most often in the left ventricle) dies. After the portion of the left ventricle heart muscle that was served by the blocked artery dies, an irregular border consisting of intermixed healthy and scar tissue forms. Ventricular tachycardias typically originate at the border of healthy and scar tissue.

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

THE CARDIAC PATHWAYS SOLUTION

     The Company has developed products to provide a comprehensive solution for the successful diagnosis and treatment of ventricular tachycardia and other cardiac tachyarrhythmias. The Company's systems are designed to allow the electrophysiologist to perform high resolution 3D graphics mapping, enabling the physician to locate cardiac tachyarrhythmias and assess the effectiveness of the minimally invasive ablation treatment. In addition, the Company's systems assist physicians to manipulate, in real-time, multiple catheters within the heart during a diagnostic procedure potentially minimizing the use of fluoroscopy and to carefully document intracardiac sites involved in the cardiac arrhythmia. Current mapping and ablation procedures often take many hours to complete and require extensive use of X-ray fluoroscopy to navigate and position catheters accurately within the heart. Limitations in this approach are caused by the infrequent point-in-time images available through traditional X-ray technology that can impede a physician's ability to find key sites in the heart and accurately return to those sites later in the procedure to deliver radio frequency ("RF") ablation. As a result, patients and clinicians are subjected to lengthy procedure times and significant exposure to ionizing radiation, and because of the lack of precision, the efficacy of these forms of treatment is sub-optimal. The Company believes its systems may shorten mapping and ablation procedure time and provide safe and more effective treatments than other forms of therapy. The Company has also developed and is currently marketing products for the diagnosis and treatment of supraventricular tachycardia. The following are features and benefits of the core technologies used in the Company's products.

     Cooled Ablation for Ventricular Tachycardia. The Company's Cooled Ablation System utilizes a patented electrode-cooling catheter that allows the electrophysiologist to deliver greater energy levels than existing technologies to the site that is causing the ventricular tachycardia. The Company believes that the ability to make deeper and wider lesions enables more effective treatment.

     RPM Tracking System Technology for Complex Arrhythmias. The Company's suite of RPM Tracking System products consists of the Chilli RPM Cooled Ablation Catheter, a line of diagnostic and reference catheter products and a computer-based system for recording cardiac electrograms. The catheters contain ultrasound transducers that are used to precisely triangulate, in real-time, the position of catheter electrodes within the heart during the diagnostic and ablation procedures. The supporting computer system combines real-time 3D graphics, displaying catheter images while recording associated intracardiac electrical signals. The Company believes RPM Tracking System technology will assist physicians to precisely manipulate catheters within the heart during diagnostic and ablation procedures, minimize the use of fluoroscopy and to carefully document intracardiac sites involved in tachyarrhythmias enabling rapid assessment, mapping and ablation of complex arrhythmias.

STRATEGY

     The Company's strategy is to become a commercially viable, profitable enterprise by successfully positioning two proprietary technology platforms, the Chilli Cooled Ablation System and the RPM Tracking System, as standards of care for rapid assessment, mapping, diagnosis, navigation and treatment of cardiac tachyarrhythmias. The following are the key elements of the Company's strategy:

     Provide integrated system solutions for diagnosing and treating cardiac tachyarrhythmias. The Company's integrated RPM Tracking System products are designed to quickly identify and map the source of an arrhythmia. The Company's Chilli Cooled Ablation Catheters integrating RPM Tracking Technology and its radiofrequency generator is designed to provide safe, effective ablation of the heart tissue. The Company believes that its integrated systems approach provides solutions for diagnosing and treating a significant portion of the patients who suffer from a broad range of cardiac arryhthmias including ventricular tachycardia. The Company also believes its integrated RPM Tracking System solution offers advantages over other products. All of the Company's products are designed to work together and thereby eliminate incompatibility problems that may arise from using products from several vendors. The Company believes this integrated approach makes the products easier to use, shortens procedure times and increases the efficiency of the treatment. In addition, the Company plans to be a single source provider of complete mapping and ablation systems, thereby making its products more cost-effective.

     Market growth of the Chilli Cooled Ablation Catheter. The Company intends to promote and support the continued growing base of acceptance and utilization of the Chilli Cooled Ablation Catheter platform in the U.S. and Europe. The Company is committed to expanding marketing efforts, customer support and manufacturing capacity to support Chilli growth.

     Achieve market penetration and acceptance of the RPM Tracking System. The Company intends to increase the size and scope of the RPM Tracking System installed base in the United States and in certain international markets. The Company believes that the clinical utility of the RPM Tracking System will lead to its rapid adoption by key electrophysiology centers in the United States and in certain international markets. The Company is committed to providing superior clinical support and marketing and sales activities to position this proprietary suite of products as the preferred solution for intracardiac navigation enabling the rapid assessment, mapping and ablation of cardiac tachyarrhythmias.

     Accelerate global revenue growth. The Company believes it is poised to generate increasing revenues from its products in the United States, Europe and Japan from existing and new products. The Company intends to continue investing substantial resources in the areas of sales, marketing and clinical support. The Company intends to further develop its manufacturing, sales and marketing functions to meet improved product demand. The Company has sold RPM Tracking Systems to Japan Lifeline Company, Ltd. ("Japan Lifeline"), the Company's distributor in Japan, who is advancing the regulatory approval process for RPM in that market.

     Continue to build upon relationships with electrophysiologists. The Company has developed strong relationships with prominent electrophysiologists worldwide who have been involved in, and whom the Company expects to continue to be involved, in clinical and product development. The Company intends to continue to build these substantial relationships through active field clinical support, clinical investigator meetings and participation in scientific symposia and meetings to discuss clinical issues and treatments. The Company's strategy is to leverage these relationships with leading electrophysiologists to gain market acceptance of its products in the United States and internationally. The Company believes there are approximately 600 board-certified electrophysiologists practicing in the United States.

     Pursue strategic relationships with others. The Company believes that certain multinational medical device companies may find our technologies attractive for integrating into their own product strategies, or for distributing to their own customers. The Company intends to pursue beneficial opportunities to leverage its extensive intellectual property portfolio and to extend its technology platforms through licensing agreements and strategic partnerships with others in the industry.

     Maintain technological leadership and achieve market leadership. The Company intends to become a market leader of commercialized integrated systems to diagnose and treat cardiac tachyarrhythmias. The Company believes that its technological innovations have overcome the principal obstacles to the development of such systems. In addition, the Company intends to continue investing significant resources to enhance its technological position and to increase market acceptance of its products.

     Protect and enhance proprietary position. The Company currently holds issued and allowed patents and has pending patents and applications covering a number of fundamental aspects of the Company's Chilli Cooled Ablation System, RPM Tracking System and other products. The Company owns 64 United States issued patents and 4 foreign issued patents. The Company owns exclusive field-of-use license on 26 United States issued patents. In addition, the Company has 8 United States pending patent applications, of which two are licensed. The Company has also filed or licensed 22 corresponding foreign patent applications that are currently pending in Europe and/or Japan. Four of the pending foreign patent applications are Patent Cooperation Treaty ("PCT") applications, with Europe and Japan as designated countries for filing at the national phase. One of the PCT applications is licensed. The Company's 64 United States patents expire at various dates ranging from 2012 to 2020 and the 4 foreign issue patents expire at various dates ranging from 2012 to 2015. The exclusive field of use license of 26 United States issued patents expires at various dates ranging from 2013 to 2020.

PRODUCTS AND SYSTEMS

     The Company's product line is designed to provide an integrated systems solution to the mapping and ablation of cardiac arrhythmias. The following table summarizes products that have been released and those that are currently undergoing regulatory in certain international markets:

          PRODUCTS                      DESCRIPTION                      STATUS(1)
          --------                      -----------                      ---------
Chilli Cooled Ablation          An ablation catheter that       PMA approval in February
  Catheter                      includes lumens to cool the     1999. Commercially released
                                catheter tip during radio-      in the United States and
                                frequency energy delivery.      available in certain
                                                                international markets. PMA
                                                                approved March 2000 for
                                                                integration with the RPM
                                                                Tracking System. CE Mark
                                                                Certification in April 2000
                                                                for marketing in Europe.
                                                                Undergoing regulatory
                                                                approval process in Japan.
Radiofrequency Generator and    An integrated radiofrequency    PMA approval with Chilli
  Integrated Fluid Pump         generator energy source and     Cooled Ablation Catheter in
                                fluid pump for cooled           February 1999.
                                ablation applications.
RPM Tracking System Products    A line of diagnostic            510(k) clearance in March
                                catheter products and a         2000. PMA approval for
                                computer-based system for       integration of Chilli Cooled
                                recording cardiac               Ablation Catheter in March
                                electrograms. The RPM           2000. CE Mark Certification
                                Tracking System uses            to market with Chilli Cooled
                                ultrasound technology to        Ablation Catheters in April
                                determine catheter              2000. Undergoing regulatory
                                positions.                      approval process in Japan.
Radii Mapping and Radii-T       A family of deflectable         Radii-T is available in
  Mapping and Ablation          catheters for mapping and       certain International
  Catheters                     ablation of supraventricular    markets. Received CE Mark
                                tachycardia.                    Certification in April 1998.
                                                                Radii received U.S. 510(k)
                                                                clearance in January 1999
                                                                for diagnostic applications.
Trio/Ensemble Diagnostic        A set of three uniquely         510(k) submitted by Arrow
  Catheters                     small multi-electrode           International, Inc.
                                catheters and a triple-lumen    ("Arrow") and cleared in
                                guide catheter for use in       December 1995. Available in
                                diagnostic electrophysiology    the United States and
                                Procedures                      international markets.

---------------
(1) "Approved" or "cleared" means that the Company has received Food and Drug Administration ("FDA") permission to sell the product in the United States pursuant to a PMA application or a application under section 510(k) of the Food, Drug and Cosmetics Act of 1938, as amended (a "510(k)" application).

     The following are detailed descriptions of the Company's core products:

     Chilli Cooled Ablation Catheter. The Chilli Cooled Ablation Catheter incorporates Real-time Position Management navigation technology and is designed to perform an ablation treatment that can reach wide and deep within the heart tissue to successfully treat the patient's cardiac arrhythmia. The Chilli Cooled Ablation Catheter is a minimally invasive device designed to treat ventricular tacharrhythmia using radiofrequency energy ablation to create lesions in the ventricle. Although leading electrophysiologists have recently begun to use radiofrequency ablation to treat ventricular tachycardia, excessive heating of the tissue and the ablation electrode often limits the level of energy delivered and therefore the success of the treatment. Incorporating a closed system of fluid circulation, the Chilli Cooled Ablation Catheter allows circulating fluid to cool the catheter ablation electrode during delivery of radiofrequency energy and is the only FDA-approved closed-loop cooled ablation system available in the world today. A logically integrated pump injects fluid into a catheter lumen that circulates the fluid to the tip electrode and back to the fluid pump. The circulation of fluid draws heat away from the metal electrode and from the electrode-to-tissue interface, which the Company believes will allow the delivery of higher radiofrequency energy power levels without excessive heating. Higher power levels allow for creation of wider and deeper lesions than those created with lower power levels, increasing the likelihood of a successful ablation. The Chilli Cooled Ablation Catheter is labeled for single use due to its closed system of fluid circulation through catheter lumens.

     Radiofrequency Generator with Integrated Fluid Pump. Radiofrequency energy is the most common energy source used in catheter ablation procedures. When radiofrequency energy is passed through heart tissue, the tissue resists the flow of energy, generating heat in a process known as resistive heating. Resistive heating destroys the cardiac tissue in contact with the catheter. The treatment of many arrhythmias requires that ablation produce large, deep lesions. However, when the tissue becomes too hot from resistive heating, heat conducts back from within the tissue to the catheter electrode tip causing the formation of charred blood particles. This inhibits the flow of energy to the heart tissue and the depth of the lesion that can be produced. In addition, this overheating poses a risk as the removal of the catheter from the heart can dislodge charred blood particles that can travel through the arteries exiting the heart into the brain, causing a stroke.

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

     RPM Tracking System Products. RPM Tracking System Products include catheters and computer systems that allow the recording, viewing and annotation of diagnostic electrophysiology ("EP") catheter and electrode positions. The specialized diagnostic catheters contain ultrasound transducers that are used to determine and graphically display the 3D position of catheters during a procedure. All catheters contain ultrasound transducers that are used as transmitters, receivers or transceivers in the system. An ultrasound transducer acting as a transmitter is energized by the electronics. All transducers acting as receivers detect the arrival of the transmitted pulse and latch the time of arrival. There is a linear relationship between the transmit time through blood and tissue, and the distance between the transmit and receive transducers. Using this relationship, the distances between all transducers is determined and is then used to reconstruct the location/position of each transducer in 3D space. From these positions the catheter locations are projected in real-time by software into a 3D representation on the system display. All catheters also contain electrodes for mapping and pacing during EP procedures. Tracking catheters may also contain ablation electrodes for creating lesions in the myocardium. The position of these electrodes and ablative lesions can be recorded on the system to analyze activation through the tissue, known as mapping, and to document the location of lesion placement. The system can be used to navigate catheters without the use of fluoroscopy.

     The RPM Tracking System records, amplifies and displays the unique electrical activity recorded from catheter electrodes that have been passed into the heart. The RPM Tracking System was also designed to function as a signal amplifier system to be used in basic diagnostic electrophysiology studies with single point catheters. The system also supports complex mapping catheters by offering software that intuitively displays information abstracted from the timing information in the electrical signals using a type of color display known as an isochronal map. The isochronal maps represent those parts of the heart's chamber that contract at the same time by using the same color. With this technique, color indicates when parts of the heart contract relative to each other. Colors provide rapid visual indication of a segment of the heart that could be a source of the tachycardia.

     The RPM Tracking System is unique in that the same computer and software base have been leveraged to provide both the signal recording and 3D position mapping on a single platform.

     The Company's RPM Tracking System Products will require additional development before they can be marketed in certain international markets, other than Europe. There can be no assurance that the Company's development efforts will be successful or that the RPM Tracking System Products or any other products developed by the Company will be safe or effective, approved by appropriate regulatory and reimbursement authorities, capable of being manufactured in commercial quantities at acceptable costs or successfully marketed. Furthermore, because the Chilli Cooled Ablation System and the RPM Tracking System Products represent the Company's primary near-term product focus, the Company could be required to cease operations if these systems and products are not successfully commercialized.

     There can be no assurance that the Company's Cooled Ablation System and RPM Tracking System Products or the component catheters and equipment will gain significant market acceptance among physicians, patients and health care payors. The Company believes that physicians' acceptance of procedures performed using the Company's systems will be essential for market acceptance of its systems. Physicians will not recommend that procedures be performed using the Company's systems until such time, if at all, as clinical data or other factors demonstrate the efficacy of such procedures as compared to conventional drug, surgical and other treatments. Even if the clinical efficacy of procedures using the Company's systems is established, electrophysiologists, cardiologists and other physicians may elect not to recommend the procedures for any number of other reasons. The Company believes that, as with any novel medical procedure, there will be a significant learning process involved for physicians to become proficient. Broad use of the Company's systems will require training of physicians, and the time required to complete such training could adversely affect market acceptance. Failure of the Company's products to achieve significant market acceptance would have a material adverse effect on the Company's business, financial condition and results of operations.

     Radii-T Mapping and Ablation Catheters. The Company's Radii-T family of supraventricular tachycardia mapping and ablation catheters is similar to catheters widely used in conjunction with ablation procedures. Each catheter has a deflectable, steerable shaft that can be used with single-point mapping techniques to locate potential arrhythmia sites prior to application of radiofrequency energy to ablate the tissue. Unlike ventricular tachycardia, single-point mapping techniques are appropriate for supraventricular tachycardia because the arrhythmia can be induced and maintained in the patient for a sufficient length of time to identify the origins of the supraventricular tachycardia without threatening the patient's life. The radius of the deflectable curve may be adjusted by the clinician. This feature allows small catheter tip movements and slight curve changes that are necessary to reach different anatomical sites. Some Radii-T models contain a temperature sensor embedded into the ablation electrode to provide additional information about the performance of the radiofrequency energy delivery. The Company believes that the Radii-T is compatible with other manufacturer's radiofrequency generators for use in supraventricular tachycardia ablation procedures. The Radii-T supraventricular tachycardia mapping and ablation catheters are distributed internationally by distributors.

     Trio/Ensemble Diagnostic Catheters. Many diagnostic electrophysiological studies are performed with placement of multi-electrode catheters in three or four locations of the right heart chambers. The placement of these diagnostic catheters provides the electrophysiologist with an overall tool to assess electrical conduction between the atria and the ventricle. The Ensemble is available with five curve shapes to assist placement of the catheters in different locations within the heart. The Trio/Ensemble diagnostic catheters allow the placement of three diagnostic catheters through a single patient introduction site rather than separate introduction sites for each catheter, reducing patient preparation time, lessening patient trauma and potentially enabling the electrophysiology study to be performed on an outpatient basis. In the United States, Arrow distributes the products and Arrow and a limited number of other distributors market the Trio/Ensemble on the Company's behalf in certain international markets. In Japan and southern Europe, the Trio/Ensemble catheters are marketed through separate distributor agreements.

CLINICAL TRIALS

     The Company discontinued a clinical trial for a second version for the Nexus Linear Lesion Catheter for the treatment of atrial fibrillation in July 1999. The Company has also discontinued the Mercator product line.

     There can be no assurance that the Company's current or future products will prove to be safe and effective in clinical trials under applicable United States or international regulatory guidelines or that additional modifications to the Company's products will not be necessary. Furthermore, there can be no assurance that the Company will be successful in perfecting the design of the RPM Tracking System Products. With respect to the Chilli Cooled Ablation System, because ablation treatment of cardiac arrhythmias is relatively new, the long-term effects of radiofrequency ablation on patients are unknown. As a result, the long-term success of ablation therapy in treating ventricular tachycardia and other tachyarrhythmias will not be known for several years.

MARKETING AND DISTRIBUTION

     The Company markets its Chilli Cooled Ablation System and RPM Tracking System through a direct sales force in the United States and through distributors internationally. The Radii supraventricular tachycardia mapping catheter and the Radii-T mapping and ablation catheters, Trio/Ensemble diagnostic catheters are marketed internationally through established distributors of specialty cardiovascular products. The Company's agreement with Arrow provides distribution rights for the Trio/Ensemble diagnostic catheters throughout the world except for the territories of Japan and southern Europe. In Europe and Japan, the Company has agreements with distributors for distribution of the Company's commercialized products. The agreements in Europe are with three distributors: Izasa, S.A., Curative EP and Ela Medical, S.A. and were signed in June 1998, July 1998 and August 1999, respectively. These agreements cover the major European medical device markets: Germany (Curative EP), France and Italy (Ela Medical) and Spain (Izasa). Sales of Radii-T and Trio/Ensemble to Japan Lifeline, the Company's distributor in Japan, accounted for 49%, 52% and 80%, of the Company's net sales in fiscal 2000, 1999 and 1998, respectively. International sales accounted for 67%, 78% and 87% of the Company's net sales in fiscal 2000, 1999 and 1998, respectively.

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

     The Company has established a sales and marketing organization that supports direct sales in the U.S. and manages distributors internationally. The Company intends to leverage its existing field clinical engineers' and specialists' technical expertise to support the installed base of RPM Tracking System Products. The Company believes that the concentrated nature of the market of practicing electrophysiologists in the United States will allow it to address this market with a small, targeted sales force. The Company believes that fewer than 200 of the practicing electrophysiology centers account for approximately two-thirds of the electrophysiological procedures performed for ventricular tachycardia.

     The Company has expanded its sales and marketing efforts to include marketing managers and clinical specialists to assist in the sales and marketing efforts. The Company's marketing and sales strategy in the United States will involve the use of a combination of sales representatives directly employed by the Company and field application engineers to provide technical expertise. The role of the sales representative will be to demonstrate the use of the Company's products while educating physicians as to the clinical benefits of catheter ablation, using marketing techniques similar to those commonly employed in the cardiovascular device industry. The role of the field clinical specialists will be to provide installations of the Company's systems and provide training to physicians and their staff on appropriate operation of the Company's equipment. The Company also intends to establish a resource to provide physicians with relevant clinical information regarding the Company's products. The Company believes that this combination of sales representatives and field clinical specialists will provide an appropriate balance of professional selling skills while maintaining a high level of technical expertise in the field.

     There can be no assurance that electrophysiologists will accept the RPM Tracking System Products on a commercial basis. Failure to gain market acceptance by such systems or products would have a material adverse effect upon the Company's business, financial condition and results of operations.

     A key element of the Company's marketing strategy has been to develop relationships with prominent academic physicians who have a history of research and publications in peer reviewed literature on ablation for cardiac arrhythmias. The Company's strategy is to leverage off these relationships with leading electrophysiologists to gain market acceptance of its products in the United States and internationally. The Company believes there are approximately 600 board certified electrophysiologists practicing in the United States. These physicians have been involved and will continue to be involved in the Company's clinical and product and market development efforts. The Company intends to continue to build these relationships through active field support, participation in scientific symposia and meetings to discuss clinical issues and treatments. Because of the sub-specialty nature of electrophysiology, electrophysiologists with high patient volume are found in referral centers usually associated with major academic medical centers in large urban population centers.

     Establishing a marketing and sales capability sufficient to support planned sales growth will require substantial efforts as well as significant management and financial resources. There can be no assurance that the Company will be able to continue to expand its marketing staff or sales force, that the establishment of such a marketing staff or sales force will be cost-effective or that the Company's sales and marketing efforts will be successful. There can be no assurance that the Company will be able to maintain or enter into agreements with existing or new distributors, or that such distributors will devote adequate resources to selling the Company's products. Failure to establish appropriate distribution relationships could have a material adverse effect upon the Company's business, financial condition and results of operations.

     The Company currently sells its Chilli Cooled Ablation Catheters, Radii-T mapping and ablation catheters, Trio/Ensemble diagnostic catheters and RPM Tracking Systems through distributors in certain international markets. All sales of the Company's products to date have been denominated in U.S. dollars. In addition, the Company plans to market its other products in international markets, subject to receipt of required regulatory approvals. Changes in overseas economic conditions, currency exchange rates, foreign tax laws, or tariffs or other trade regulations could have a material adverse effect on the Company's ability to market its products internationally and therefore on its business, financial condition and results of operations.

STRATEGIC RELATIONSHIPS

     The Company intends to pursue strategic relationships with corporations and research institutions with respect to the research, development, international regulatory approval, manufacturing, distributing and marketing of certain of its products. Although the Company intends to pursue strategic relationships in the future, there can be no assurance that the Company will be successful in establishing or maintaining any such relationships or that any such relationship will be successful.

     The Company has manufacturing and distribution agreements with Arrow, a manufacturer and distributor of medical products for critical care medicine, interventional cardiology and radiology. Under the manufacturing agreement, Arrow has the exclusive right to manufacture and sell the Trio/Ensemble diagnostic catheters (the "Products") throughout the entire world, except in the countries of Japan, Italy, France, Portugal and Spain (the "Territory"), for use in the field of electrophysiology testing; provided, however, that, after the expiration of the initial five year term in March 2000, the Company has the option to change the distribution right to be nonexclusive. The Company has not yet exercised this option. The term of the distribution agreement is ten years and Products purchased by Arrow for distribution under the distribution agreement are to be paid net thirty (30) days after the date of invoice. Under the manufacturing agreement, Arrow has a nonexclusive right to manufacture the Products for distribution and sale in the Territory by Arrow and for distribution and sale outside of the Territory by the Company. The royalty payments for the manufacturing right include a nonrefundable, prepaid royalty of $3 million and an ongoing royalty of 5% on net sales of the Products; provided, however, that, if the Company elects to convert the distribution agreement to be nonexclusive, the royalty rate will be reduced to 3% of net sales. Also, the manufacturing agreement requires that, at the Company's option, Arrow shall manufacture and supply to the Company such quantities of the Products as the parties agree upon from time to time. The manufacturing agreement terminates upon termination of the distribution agreement provided, however, that the Company may extend the term of the manufacturing agreement with respect to product supplied to the Company for a period of three months.

RESEARCH AND DEVELOPMENT

     Substantially all of the Company's research and development activities are performed internally by the Company's team of research scientists, engineers and technicians. The Company's primary research and development programs involve developing improvements to the Chilli Cooled Ablation System and the RPM Tracking System. This includes developing new mapping and ablation catheter configurations and new versions of the mapping and ablation equipment and related software in order to increase the efficacy of the procedures, improve manufacturing reliability and reduce component and manufacturing costs.

     Research and development expenses which also includes clinical and certain regulatory expenses for fiscal 2000, 1999 and 1998 were $6.9 million, $12.1 million and $14.4 million, respectively.

MANUFACTURING

     The Company has a 14,000 square feet manufacturing facility consisting of approximately 9,000 square feet for catheter manufacturing, systems assembly and testing, and approximately 5,000 square feet of manufacturing support area at its facilities in Sunnyvale, California. The manufacture of catheters is a complex operation involving a number of separate processes and components. Each catheter is assembled and individually tested by the Company prior to sterilization in accordance with FDA Quality System Regulations. The manufacturing process for the tracking, mapping and ablation equipment consists primarily of assembly of purchased components and testing operations.

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

     The Company has limited experience manufacturing its products in the volumes that will be necessary for the Company to achieve significant increases in commercial sales, and there can be no assurance that reliable, high-volume manufacturing capacity can be established or maintained at commercially reasonable costs. The Company may need to further expend significant capital resources and develop manufacturing expertise to establish large-scale manufacturing capabilities. Manufacturers often encounter difficulties in scaling up production of new products, including problems involving production yields, quality control and assurance, component supply shortages, shortages of qualified personnel, compliance with FDA regulations, and the need for further FDA approval of new manufacturing processes. In addition, the Company believes that substantial cost reductions in its manufacturing operations will be required for it to achieve profitable growth for its catheters and systems. Any inability of the Company to establish and maintain large-scale manufacturing capabilities would have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company's manufacturing facilities are subject to periodic inspection by regulatory authorities, and its operations must undergo Quality System Regulations ("QSR," the successor regulations to Good Manufacturing Practices Regulations) compliance inspections conducted by the FDA. The Company is required to comply with QSR requirements in order to manufacture and sell products in the United States and with ISO9001/EN46001 standards to manufacture and sell products in Europe. The Company's manufacturing facilities are subject to periodic inspection by regulatory authorities, and failure of the Company to comply with quality system requirements may result in the Company being required to take corrective actions, such as modification of its policies and procedures. In August 1999, the Company's facilities and manufacturing process were inspected by the FDA in an inspection related to a PMA approval application. This inspection resulted in a recommendation for approval by the FDA district office. The Company has received ISO9001/EN46001 certification under the European Medical Device Directive from its European Notified Body. The Company has also received a medical device manufacturing license issued by the State of California Department of Health Services ("CDHS"), and is registered with the FDA as a medical device manufacturer. If the Company is unable to maintain such licenses and certifications, the Company would be unable to manufacture and distribute its products and such inability would have a material adverse effect on the Company's financial condition and results of operations.

PATENTS AND PROPRIETARY RIGHTS

     The Company's success will depend in part on its ability to obtain patent and copyright protection for its products and processes, to preserve its trade secrets and to operate without infringing or violating the proprietary rights of third parties. The Company's strategy is to actively pursue patent protection in the United States and foreign jurisdictions for technology that it believes to be proprietary and that offers a potential competitive advantage for its products. The Company holds issued and allowed Patents covering a number of fundamental aspects of the Company's systems and products. The Company currently holds issued and allowed patents and has pending patents covering a number of fundamental aspects of the Company's Cooled Ablation System, RPM Tracking System and other products. The Company owns 64 United States issued patents and 4 foreign issued patents. The Company owns an exclusive field-of-use license on 26 United States issued patents. In addition, the Company has 8 United States pending patent applications, of which two are licensed. The Company has also filed or licensed 22 corresponding foreign patent applications that are currently pending in Europe and/or Japan. Four of the pending foreign patent applications are Patent Cooperation Treaty ("PCT") applications, with Europe and Japan as designated countries for filing at the national phase. One of the PCT applications is licensed. The Company's 64 United States patents expire at various dates ranging from 2012 to 2020 and the 4 foreign issues patents expire at various dates ranging from 2012 to 2015. The exclusive field of use license of 26 United States issued patents expires at various dates ranging from 2013 to 2020.

     The Company's patents and patent applications relate to a number of aspects of the Company's technology, including the technology related to ultrasound tracking, the integration of mapping and ablation in a single device, the cooled ablation catheters, bend location and radius adjustment in the ablation catheters and the multipart introducer. The Company intends to file additional patent applications to seek protection for other proprietary aspects of its technology in the future. The patent positions of medical device companies, including those of the Company, are uncertain and involve complex and evolving legal and factual questions. The coverage sought in a patent application either can be denied or significantly reduced before or after the patent is issued. Consequently, there can be no assurance that any patents from pending patent applications or from any future patent application will be issued, that the scope of any patent protection will exclude competitors or provide competitive advantages to the Company, that any of the Company's patents will be held valid if subsequently challenged or that others will not claim rights in or ownership of the patents and other proprietary rights held by the Company. Since patent applications are confidential until patents are issued in the United States or corresponding applications are published in international countries, and since publication of discoveries in the scientific or patent literature often lags behind actual discoveries, the

Company cannot be certain that it was the first to make the inventions covered by each of its pending patent applications or that it was the first to file patent applications for such inventions. In addition, there can be no assurance that competitors, many of which have substantial resources and have made substantial investments in competing technologies, will not seek to apply for and obtain patents that will prevent, limit or interfere with the Company's ability to make, use or sell its products either in the United States or in international markets. Further, the laws of certain foreign countries do not protect the Company's intellectual property rights to the same extent as do the laws of the United States. Litigation or regulatory proceedings, which could result in substantial cost and uncertainty to the Company may also be necessary to enforce patent or other intellectual property rights of the Company or to determine the scope and validity of other parties' proprietary rights. There can be no assurance that the Company will have the financial resources to defend its patents from infringement or claims of invalidity.

     The Company also relies on licensed technology from others for certain components of its tracking and ablation systems. In July 1999, the Company entered into an agreement with a Canadian company to obtain an exclusive worldwide license to certain patents involving the use of ultrasound technology. The terms of the agreement included payments made by the Company to the licensor of $1,000,000 each in August 1999 and January 2000.

     In addition to patents, the Company relies on trade secrets and proprietary know-how to compete. The Company seeks to protect its trade secrets and proprietary know-how, in part, through appropriate confidentiality and proprietary information agreements. These agreements generally provide that all confidential information developed or made known to individuals by the Company during the course of the relationship with the Company is to be kept confidential and not disclosed to third parties, except in specific circumstances. The agreements also generally provide that all inventions conceived by the individual in the course of rendering service to the Company shall be the exclusive property of the Company. There can be no assurance that proprietary information or confidentiality agreements with employees, consultants and others will not be breached, that the Company will have adequate remedies for any breach, or that the Company's trade secrets will not otherwise become known to or independently developed by competitors.

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

COMPETITION

     At present, the Company considers its primary competition to be companies involved in current, more established therapies for the treatment of cardiac arrhythmias, including drugs, external electrical cardioversion and defibrillation, implantable defibrillators, ablation accompanied by pacemaker implantation and open-heart surgery. In addition, several competitors are also developing new approaches and new products for the treatment and mapping of cardiac arrhythmias, including ablation systems using ultrasound, microwave, laser and cryoablation technologies and mapping systems using contact mapping, single-point spatial mapping and non-contact, multisite electrical mapping technologies. Many of the Company's competitors have an established presence in the field of interventional cardiology and electrophysiology, including Boston Scientific Corporation, C.R. Bard, Inc., Johnson and Johnson, St. Jude Medical, Medtronic, Inc. and Endocardial Solutions, Inc. Many of these competitors have substantially greater financial and other resources than the Company, including larger research and development staffs and more experience and capabilities in conducting research and development activities, testing products in clinical trials, obtaining regulatory approvals and manufacturing, marketing and distributing products. There can be no assurance that the Company will succeed in developing and marketing technologies and products that are more clinically efficacious and cost-effective than the more established treatments or the new approaches and products developed and marketed by its competitors. Furthermore, there can be no assurance that the Company will succeed in developing new technologies and products that are available prior to its competitors' products. The failure of the Company to demonstrate the efficacy and cost effective advantages of its products over those of its competitors or the failure to develop new technologies and products before its competitors could have a material adverse effect on the Company's business, financial condition and results of operations.

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

GOVERNMENT REGULATION

  United States

     The design, pre-clinical and clinical testing, manufacture, labeling, sale, distribution and promotion of the Company's products are subject to regulation by numerous governmental authorities, principally the FDA and corresponding state and foreign regulatory agencies. Noncompliance with applicable requirements can result in, among other things, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, failure of the government to grant clearance or approval for devices, withdrawal of marketing authorizations, a recommendation by the FDA that the Company not be permitted to enter into government contracts and criminal prosecution. The FDA also has the authority to request repair, replacement or refund of the cost of any device manufactured or distributed by the Company.

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

     Before a new device can be introduced into the market, the manufacturer must generally obtain marketing clearance through a premarket notification under
Section 510(k) of the FDC Act or an approval of a PMA application under Section 515 of the FDC Act. A 510(k) clearance typically will be granted if the submitted information establishes that the proposed device is "substantially equivalent" to a legally marketed Class I or II medical device. A 510(k) notification must contain information to support a claim of substantial equivalence, which may include laboratory test results or the results of clinical studies of the device in humans. Commercial distribution of a device for which a 510(k) clearance is required can only begin after the FDA issues an order finding the device to be "substantially equivalent" to a predicate device. The FDA recently has been requiring a more rigorous demonstration of substantial equivalence than in the past and is more likely to require the submission of human clinical trial data. Based upon industry and FDA publications, the Company believes that it generally takes from four to twelve months from the date of submission to obtain a clearance of a 510(k) submission, but it may take longer. The FDA may determine that a proposed device is not substantially equivalent to a legally marketed device or that additional information is needed before a substantial equivalence determination can be made. A "not substantially equivalent" determination, or a request for additional information, could delay the market introduction of new products that fall into this category.

     A PMA application must be supported by valid scientific evidence that typically includes extensive data including pre-clinical and clinical trial data to demonstrate the safety and efficacy of the device. If human clinical trials of a device are required and the device presents a "significant risk," the sponsor of the trial (usually the manufacturer or the distributor of the device) is required to file an Investigational Device Exception ("IDE") application with the FDA prior to commencing human clinical trials. The IDE application must be supported by data, typically including the results of animal and laboratory testing. If the IDE application is approved by the FDA and one or more appropriate institutional review boards ("IRBs"), human clinical trials may begin at a specific number of investigational sites with a specific number of patients as approved by the FDA. If the device presents a "nonsignificant risk" to the patient, a sponsor may begin the clinical trial after obtaining approval for the study by one or more appropriate IRBs without the need for FDA approval. Sponsors of clinical trials are permitted to sell investigational devices distributed in the course of the study provided such compensation does not exceed recovery of the costs of manufacture, research, development and handling. An IDE supplement must be submitted to and approved by the FDA before a sponsor or an investigator may make a change to the investigational device or plan that may affect its scientific soundness or the rights, safety or welfare of human subjects.

     Modifications to a device that is the subject of an approved PMA, its labeling or manufacturing process may require approval by the FDA of PMA supplements or a new PMA. Supplements to a PMA often require the submission of the same type of information required for an initial PMA, except that the supplement is generally limited to that information needed to support the proposed change from the product covered by the original PMA

     Any devices manufactured or distributed by the Company pursuant to FDA clearances or approvals are subject to pervasive and continuing regulation by FDA and certain state agencies, including record keeping requirements and reporting of adverse experiences with the use of the device.

     Current FDA enforcement policy prohibits the marketing of cleared or approved medical devices for unapproved uses. Labeling and promotional activities are subject to scrutiny by the FDA and, in certain circumstances, by the FTC. FDA enforcement policy strictly prohibits the marketing of FDA cleared or approved medical devices for unapproved or "off-label" uses. The Company also is subject to numerous federal, state and local laws relating to such matters as safe working conditions, manufacturing practices, environmental protection, fire hazard control and disposal of hazardous or potentially hazardous substances. There can be no assurance that the Company will not be required to incur significant costs to comply with such laws and regulations in the future or that such laws or regulations will not have a material adverse effect upon the Company's ability to do business.

     Manufacturers of medical devices intended for distribution in the United States are required to adhere to applicable regulations setting forth detailed QSR requirements, which include testing, control and documentation requirements. Manufactures are also required to register their establishments with the FDA, and to submit device listing information regarding the devices marketed in the United States. Manufacturers must also comply with Medical Device Reporting ("MDR") requirements that a firm report to FDA any incident in which its product may have caused or contributed to a death or serious injury, or in which its product malfunctioned and, if the malfunction were to recur, it would be likely to cause or contribute to a death or serious injury.

     The Company has received a device manufacturing license from the CDHS. The Company is subject to routine inspection by FDA and the CDHS for compliance with QSR requirements, MDR requirements and other applicable regulations. FDA has implemented the QSR, including design control requirements, which will likely increase the cost of compliance. Changes in existing requirements or adoption of new requirements could have a material adverse effect on the Company's business, financial condition, and results of operation. There can be no assurance that the Company will not incur significant costs to comply with laws and regulations in the future or that laws and regulations will not have a material adverse effect upon the Company's business, financial condition or results of operation.

     INTERNATIONAL

     In order for the Company to market its products in Europe and certain other foreign jurisdictions, the Company must obtain required regulatory approvals and otherwise comply with extensive regulations regarding safety and manufacturing processes and quality. These regulations, including the requirements for approvals to market and the time required for regulatory review, vary from country to country. There can be no assurance that the Company will obtain regulatory approvals in such countries or that it will not be required to incur significant costs in obtaining or maintaining its foreign regulatory approvals. Delays in receipt of approvals to market the Company's products, failure to receive these approvals or future loss of previously received approvals could have a material adverse effect on the Company's business, financial condition and results of operations.

     The time required to obtain approval for sale in foreign countries may be longer or shorter than that required for FDA approval and the requirements may differ. Export sales of medical devices that have not received FDA marketing authorization are subject to FDA export requirements. In accordance with the FDA Export Reform & Enforcement Act of 1996, such devices may be exported to any country provided that the device meets a number of criteria including marketing authorization in one of the "Tier I" countries identified in that Act. If the device has no marketing authorization in a Tier I country, and is intended for marketing, it may be necessary to obtain approval from the FDA to export the device. In order to obtain export approval, the Company may be required to provide the FDA with documentation from the medical device regulatory authority of the country in which the study is to be conducted or the purchaser is located, stating that the device has the approval of the country. In addition, the FDA must find that the exportation of the device is not contrary to the public health and safety of the country in order for the Company to obtain the permit. The Company currently has marketing authorization in one or more Tier I countries for all its clinically used products.

     The European Union has promulgated rules, which require that medical devices bear the CE mark, an international symbol of adherence to quality assurance standards and compliance with applicable European medical device directives. Quality system certification is one of the CE mark requirements. The Company has received ISO9001/EN46001 certification from its ISO Certification Registrar for its manufacturing facility in Sunnyvale, California. Furthermore, in January 1998, the Company received the right to affix the CE mark to its Chilli Cooled Ablation System. In April 1998, the Company received the right to affix the CE mark to its Radii-T catheters. In July 1998, the Company received the right to affix the CE mark to its Trio/Ensemble catheters. In April 2000, the Company received CE mark certification for the RPM Tracking System, and for its Chilli Cooled Ablation Catheters incorporating Real-time Position Management navigation technology. While the Company intends to satisfy the requisite policies and procedures that will permit it to receive the CE Mark Certification for other products, there can be no assurance that the Company will be successful in meeting the European certification requirements and failure to receive the right to affix the CE mark will prohibit the Company from selling these and other products in member countries of the European Union. See "-- Manufacturing."

     The Company has sold RPM Tracking Systems to Japan Lifeline, the Company's distributor in Japan, who is advancing the regulatory approval process for RPM in that market.

THIRD-PARTY REIMBURSEMENT AND UNCERTAINTY RELATED TO HEALTH CARE REFORM

     In the United States, health care providers, including hospitals and physicians, that purchase medical products for treatment of their patients, generally rely on third-party payors, principally federal Medicare, state Medicaid and private health insurance plans, to reimburse all or a part of the costs and fees associated with the procedures performed using these products. The Company's success will be dependent upon, among other things, the ability of health care providers to obtain satisfactory reimbursement from third-party payors for medical procedures in which the Company's products are used. Third-party payors may deny reimbursement if they determine that a prescribed device has not received appropriate regulatory clearances or approvals, is not used in accordance with cost-effective treatment methods as determined by the payor, or is experimental, unnecessary or inappropriate. If FDA clearance or approval is received, third-party reimbursement would also depend upon decisions by the United States Healthcare Financing Administration (the "HCFA") for Medicare, as well as by individual health maintenance organizations, private insurers and other payors. Government agencies, private insurers and other payors determine whether to provide coverage for a particular procedure and reimburse health care providers for medical treatment at a fixed rate based on the diagnosis-related group ("DRG") established by the HCFA. The fixed rate of reimbursement is based on the procedure performed, and is unrelated to the specific type or number of devices used in a procedure. If a procedure is not covered by a DRG, payors may deny reimbursement. The Company intends to obtain an appropriate Medicare DRG assignment by HCFA for procedures performed using its devices. As part of this process, during clinical trials the Company will collect economic data regarding resources expended in performing procedures with the devices. The Company will use these data to document differences in resource use between procedures performed with the Company's devices and procedures currently categorized under existing DRG's. The Company intends to meet with HCFA policy staff to request and support development of appropriate hospital payment policies for the procedures performed using the Company's devices. In addition, the Company may also collect resource use data regarding physician services to support establishment of appropriate fee schedules by third-party payors. The Company believes these efforts will also support reimbursement among private payors.

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

     Regardless of the type of reimbursement system, the Company believes that physician advocacy of the Company's products will be required to obtain reimbursement. The Company believes that less invasive procedures generally provide less costly overall therapies as compared to conventional drug, surgery and other treatments. In addition, the Company believes that a patient's underlying arrhythmias will typically not recur after treatment with the Company's procedures. The Company anticipates that hospital administrators and physicians would justify the use of the Company's products by the attendant cost savings and clinical benefits that the Company believes would be derived from the use of its products. However, there can be no assurance that this will be the case. There can be no assurance that reimbursement for the Company's products will be available in the United States or in international markets under either government or private reimbursement systems, or that physicians will support and advocate reimbursement procedures using the Company's products. Failure by hospitals and other users of the Company's products to obtain reimbursement from third-party payors, or changes in government and private third-party payors' policies toward reimbursement for procedures employing the Company's products, would have a material adverse effect on the Company's business, financial condition and results of operations. Moreover, the Company is unable to predict what additional legislation or regulation, if any, relating to the health care industry or third-party coverage and reimbursement may be enacted in the future, or what effect such legislation or regulation would have on the Company.

     Political, economic and regulatory influences are subjecting the health care industry in the United States to fundamental change. The Company anticipates that Congress, state legislatures and the private sector will continue to review and assess health care delivery and payment systems. Potential approaches that have been considered include mandated basic health care benefits, controls on health care spending through limitations on the growth of private health insurance premiums and Medicare and Medicaid spending, the creation of large insurance purchasing groups, price controls and other fundamental changes to the health care delivery system. Legislative debate is expected to continue in the future, and market forces are expected to demand reduced costs. The Company cannot predict what impact the adoption of any federal or state health care reform measures, future private sector reform or market forces may have on its business.

PRODUCT LIABILITY AND INSURANCE

     The development, manufacture and sale of medical products entail significant risk of product liability claims and product failure claims. The Company has only limited commercial sales to date and does not yet have, and will not have for a number of years, sufficient data to allow the Company to measure the risk of such claims with respect to its products. The Company faces an inherent business risk of financial exposure to product liability claims in the event that the use of its products results in personal injury or death. The Company also faces the possibility that defects in the design or manufacture of the Company's products might necessitate a product recall. There can be no assurance that the Company will not experience losses due to product liability claims or recalls in the future. The Company currently maintains product liability insurance with coverage limits of $5.0 million per occurrence and $5.0 million annually in the aggregate and there can be no assurance that the coverage limits of the Company's insurance policies will be adequate. In addition, the Company may require increased product liability coverage as commercialization of its products evolves. Such insurance is expensive, difficult to obtain and may not be available in the future on acceptable terms, or at all. Any claims against the Company regardless of their merit or eventual outcome could have a material adverse effect upon the Company's business, financial condition and results of operations.

EMPLOYEES

     As of June 30, 2000, the Company had 141 full-time employees, 22 of whom were engaged directly in research, development, regulatory and clinical activities, 73 in manufacturing and quality assurance and 46 in marketing, sales, and administrative positions. No employee of the Company is covered by collective bargaining agreements, and the Company believes that its relationship with its employees is good.

     The Company has undergone significant changes in management during fiscal 2000. Our new Chief Executive Officer, Tom Prescott, rebuilt our entire senior management team with experienced people for sales and marketing, operations, finance and human resources, who in turn hired new personnel into their respective areas of operation. We were able to retain an outstanding Vice President of Research and Development who has been with the company since 1992.

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

     In addition, in order to manufacture and market its products in increasing commercial quantities, the Company believes that it will be required to expand its operations, particularly in the areas of manufacturing and sales and marketing. As the Company expands its operations in these areas, such expansion will likely result in new and increased responsibilities for management personnel and place significant strain upon the Company's management, operating and financial systems and resources. To accommodate any such growth and compete effectively, the Company will be required to implement and improve information systems, procedures, and controls, and to expand, train, motivate and manage its work force. The Company's future success will depend to a significant extent on the ability of its current and future management personnel to operate effectively, both independently and as a group. There can be no assurance that the Company's personnel systems, procedures and controls will be adequate to support the Company's future operations.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of the Company are as follows:

            NAME               AGE                         POSITION
            ----               ---                         --------
Thomas M. Prescott...........  45     President, Chief Executive Officer and Director
Eldon M. Bullington..........  49     Vice President, Finance and Chief Financial Officer
Michael N. Forrest...........  42     Vice President, Human Resources
Sandy L. Miller..............  58     Vice President, Operations
Richard E. Riley.............  45     Executive Vice President, Research and Development
Robert K. Weigle.............  41     Vice President, Worldwide Sales and Marketing

     Thomas M. Prescott has been President and Chief Executive Officer of the Company and a member of the Board of Directors since May 1999. Prior to joining the Company, Mr. Prescott held senior management positions in the medical device and medical systems industries. Mr. Prescott was Vice President and General Manager of a respiratory business unit of Mallinckrodt, Inc. from August 1996 to May 1999. Mr. Prescott served in other senior leadership roles at Nellcor, Inc. from April 1994 until Nellcor's acquisition by Mallinckrodt in August 1997. Prior to that time, Mr. Prescott served in various roles at General Electric Medical Systems and Siemens A.G.

     Eldon M. Bullington has been Vice President and Chief Financial Officer of the Company since January 2000. Prior to joining the Company, Mr. Bullington held financial management positions in the computer hardware, telecommunications and wireless information services industries. Mr. Bullington was Vice President, Finance and Chief Financial Officer of Saraide, Inc. from September 1998 to April 1999. Mr. Bullington served as Vice President and Corporate Controller of VeriFone, Inc. from February 1995 to June 1998. Prior to that time, Mr. Bullington served in different roles with Radius, IBM, Rolm Systems and Memorex.

     Michael N. Forrest has been Vice President, Human Resources of the Company since July 2000. Mr. Forrest held Human Resource management positions in the medical device and equipment manufacturing industries. Mr. Forrest held various management positions in Human Resources at DuPuy Orthotech from 1995 through 1999. Mr. Forrest previously served in Human Resources for Whirlpool and Raco, Inc.

     Sandy L. Miller has been Vice President, Operations of the Company since January 2000. Prior to joining the Company, Ms. Miller held several management positions in medical device research and development and manufacturing companies. Ms. Miller was Vice President, Operations of the Aneurx division of Medtronic during 1998 and 1999. Ms. Miller consulted for Ventritex/St. Jude Medical during 1998. Ms. Miller has also served as Vice President, Operations of Micrus Corporation from 1997 to 1998 and for Ventritex from 1994 to 1997. Prior to that, Ms. Miller served in various roles at Boston Scientific and Telectronics Pacing Systems.

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

     Robert K. Weigle has been Vice President, Worldwide Sales & Marketing since joining the Company in January 2000. Prior to joining the Company, Mr. Weigle held several senior management positions with leading companies specializing in cardiovascular and neurosurgical devices. Mr. Weigle had served as Senior Vice President, Worldwide Sales and Marketing for Cardima Corp. Prior to that, Mr. Weigle was Vice President of Sales and Marketing at Via Medical Corporation from November 1996 to August 1999. Prior to that Mr. Weigle was Vice President of Sales at the NeuroCare Group of Companies from October 1993 to October 1996. Mr. Weigle has also held several sales and marketing management positions at Baxter Healthcare.

ITEM 2. PROPERTIES

     The Company leases approximately 36,000 square feet in Sunnyvale, California, for production, research and development, clinical research, sales and marketing and finance and administration. This facility is leased through October 2003. In addition, the Company leases approximately 8,000 square feet in Sunnyvale, California at a separate facility for warehouse and field service activities. This facility is leased through October 2000, and the lease is not expected to be renewed. The Company believes that the main facility will be adequate to meet its needs through fiscal 2001.

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

                                                              HIGH        LOW
                                                              ----        ---
FISCAL YEAR ENDED JUNE 30, 1999
First Quarter...............................................  $51 7/8     $19 3/8
Second Quarter..............................................  $30         $17 1/2
Third Quarter...............................................  $25 5/8      $4 11/16
Fourth Quarter..............................................  $ 7 13/16   $ 2 1/2
FISCAL YEAR ENDED JUNE 30, 2000
First Quarter...............................................  $ 5           $ 3/4
Second Quarter..............................................  $ 9 14/16   $ 2
Third Quarter...............................................  $11 1/2     $ 3
Fourth Quarter..............................................  $ 5 44/64   $ 3 3/8

     As of September 22, 2000, there were approximately 148 holders of record of the Common Stock.

     The Company has never declared or paid cash dividends on its capital common stock. The Company currently expects to retain its future earnings for use in the operation and expansion of its business and does not anticipate paying any cash dividends on common stock in the foreseeable future. As documented in the Series B Convertible Preferred Stock Purchase Agreement, when, as and if dividends are declared by the Board of Directors of the Company, the holders of the Company's Series B Convertible Preferred Stock are entitled to receive cumulative dividends at a rate per share equal to 11% per annum of the initial purchase price of shares of Series B Convertible Preferred Stock before any dividend or other distribution will be paid or declared and set apart for payment on any shares of common stock or other class of stock junior to the Series B Convertible Preferred Stock. In the event that (i) the Company has not redeemed the Series B Convertible Preferred Stock prior to May 2004 and (ii) the holders of Series B Convertible Preferred Stock have requested such a redemption, the cumulative dividend will increase by six percentage points each full year after May 2004 in which a redemption does not occur. In addition, the affirmative vote of holders of a majority of the Series B Convertible Preferred Stock, voting as a separate class, will be required to declare or pay any dividends on the common stock.

  Recent Sales of Unregistered Securities

     In July 1999, the Company's stockholders authorized and the Company completed a $32 million offering of Series B Convertible Preferred Stock at $1,000 per share to a group of accredited investors. In connection with this Series B Convertible Preferred Stock financing, the Company raised $31.5 million, net of issuance costs. In June 2000, one of the holders of Series B Convertible Preferred Stock converted 5,000 shares of Series B Convertible Preferred Stock into 1,000,000 shares of Common Stock. The 1,000,000 shares of common stock were issued as unregistered common stock to an affiliate of the Company subject to regulatory restrictions and holding period requirements. The remaining 27,250 shares of Series B Convertible Preferred Stock are convertible at the option of the holders into 5.45 million shares of the Company's Common Stock.

     The financing was severely dilutive to the Company's then existing stockholders. The following table summarizes the dilutive effect, for percentage ownership purposes, of the financing on the Cardiac Pathways stockholders based on outstanding share information as of June 30, 2000:

                                                               SHARES      PERCENTAGE
                                                              ---------    ----------
Outstanding common stock as of June 30, 2000................  3,078,486       36.1%
New common stock issuable upon conversion of the Series B
  Convertible Preferred Stock...............................  5,450,000       63.9
                                                              ---------      -----
          Total.............................................  8,528,486      100.0%
                                                              =========      =====

     This table does not give effect to the issuance of warrants to purchase 300 shares of Series B Convertible Preferred Stock (convertible into 60,000 shares of common stock) in connection with interim funding provided to the Company.

     The holders of Series B Convertible Preferred Stock are entitled to significant rights, preferences and privileges as a result of their investment.

     The two largest holders of Series B Convertible Preferred Stock control three of the five seats (60%) on the board of directors. The members of the Company's board of directors include Thomas M. Prescott, President and CEO of the Company, Mark J. Brooks, Anchie Y. Kuo, M.D., M. Fazle Husain, nominees of the holders of Series B Convertible Preferred Stock and William N. Starling, a former director, chief executive officer and president of the Company. The consent of the directors nominated by the holders of the Series B Convertible Preferred Stock will be required to increase the number of directors above the number currently in office.

     Each share of Series B Convertible Preferred Stock is convertible into 200 shares of common stock. The conversion ratio of the Series B Convertible Preferred Stock is subject to adjustment for price based antidilution.

     As documented in the Series B Convertible Preferred Stock Purchase Agreement, the holder of Series B Convertible Preferred Stock are entitled to a cumulative dividend, when, as and if declared by the board of directors of the Company, at a rate per share equal to 11% annum of the initial purchase price of the Series B Convertible Preferred Stock. The Series B Convertible Preferred Stock has a liquidation preference equal to the initial purchase price plus accrued dividends upon the occurrence of a liquidation, a merger or the sale of all or substantially all of the Company's stock or assets. As a result of the liquidation preference, in the event of a liquidation, merger or the sale of substantially all of the Company's stock or assets, the holders of Series B Convertible Preferred Stock will receive their original purchase price plus any accrued dividends prior to any distribution to the holders of common stock, or any class of stock junior to the Series B Convertible Preferred Stock. After such a distribution payment, any remaining proceeds will be distributed ratably among the holders of common stock and Series B Convertible Preferred Stock.

     The holders of the Series B Convertible Preferred Stock vote on all matters presented to stockholders on an as-converted to common stock basis. In addition, the affirmative vote of holders of a majority of the Series B Convertible Preferred Stock, voting as a separate class, will be required to:

     1. Amend or repeal any provision, or add any provision to the Company's certificate of incorporation or by laws which changes the rights of the Series B Convertible Preferred Stock.

     2. Increase or decrease (other than by redemption or conversion) the total number of authorized shares of preferred stock or common stock:

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

     5. Declare or pay any dividends on its common stock or redeem, purchase or otherwise acquire (or pay into or set aside for a sinking fund for such purpose ) any share or shares of common stock; provided, however, that this restriction shall not apply to the repurchase of shares of common stock from employees, officers, directors, consultants or other persons performing services for the Company or any subsidiary pursuant to agreements under which the Company has the option to repurchase such shares at cost or at cost upon the occurrence of certain events, such as the termination of employment;

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

     The foregoing transaction did not involve any underwriters, underwriting discounts or commissions or any public offering, and we believe that each transaction was exempt from the registration requirements of the Securities Act by virtue of Section 4 (2) thereof or Regulation D promulgated thereunder. The recipients in such transactions represented their intention to acquire the securities for investment only and not with a view to or for resale in connection with any distribution thereof, and appropriate legends were affixed to the share certificates and instruments issued in such transactions. All recipients had adequate access, through their relationships with us, to information about us.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     The data set forth below should be read in conjunction with the consolidated financial statements and related notes are set forth on pages F-1 through F-20.

                                                         YEAR ENDED JUNE 30,
                                       -------------------------------------------------------
                                         2000        1999        1998        1997       1996
                                       --------    --------    --------    --------    -------
                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF OPERATIONS
  DATA:
Net sales............................  $  6,821    $  4,406    $  2,420    $  2,409    $ 1,684
Manufacturing and operating cost:
  Manufacturing start-up and cost of
     goods sold......................     6,868       4,249       2,828       2,508      2,408
  Research and development...........     6,947      12,115      14,353      11,756      6,819
  Selling, general and
     administrative..................    10,063       6,685       4,092       3,147      1,981
                                       --------    --------    --------    --------    -------
          Total manufacturing and
            operating cost...........    23,878      23,049      21,273      17,411     11,208
                                       --------    --------    --------    --------    -------
Loss from operations.................   (17,057)    (18,643)    (18,853)    (15,002)    (9,524)
Other income, net....................       690          77       1,354       2,136        155
                                       --------    --------    --------    --------    -------
Net loss.............................   (16,367)   $(18,566)   $(17,499)   $(12,866)   $(9,369)
                                                   ========    ========    ========    =======
Preferred stock dividend.............     3,300
Beneficial conversion feature related
  to the issuance of the Series B
  Preferred Stock....................       960
                                       --------
Net loss applicable to common
  stockholders.......................  $(20,627)
                                       ========
Net loss per share -- basic and
  diluted............................  $ (10.05)   $  (9.34)   $  (9.07)   $  (6.86)
                                       ========    ========    ========    ========
Shares used in computing net loss per
  share -- basic and diluted.........     2,053       1,987       1,930       1,876
                                       ========    ========    ========    ========

                                                                JUNE 30,
                                          ----------------------------------------------------
                                           2000        1999       1998       1997      1996(1)
                                          -------    --------    -------    -------    -------
                                                             (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
Cash, cash equivalents and short-term
  investments...........................  $12,625    $  2,340    $24,517    $41,567    $52,873
Working capital (deficit)...............   12,173        (745)    22,351     39,511     52,028
Total assets............................   21,765       8,906     30,935     46,655     57,188
Long-term liabilities, net of current
  portion...............................    4,900       2,974      9,248      9,077      8,877
Accumulated deficit.....................  (96,351)    (79,983)   (61,418)   (43,919)   (31,053)
Stockholders' equity (deficit)..........   12,597        (395)    17,485     33,992     46,051

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors that include, but are not limited to, the risks discussed in "Factors That May Impact Future Operations" as well as those discussed in the following "Overview" section. These forward-looking statements include the statement in the first paragraph of "Overview" relating to the expectations of operating losses, the statements in the second paragraph of "Overview" relating to the range of clinical utility for the RPM Tracking System and the potential reduction in procedure times, the statements in the fourth paragraph of "Overview" relating to the manufacturing, marketing and distribution of the Company's products, the statements in the last two sentences of "Cost of Goods Sold" relating to the expectations for gross margins, the statements in the last sentence of the first paragraph of "Impact of Adoption of New Accounting Standards" regarding FAS 133, the statements in the last sentence of the second paragraph of "Impact of Adoption of New Accounting Standards" regarding SAB 101, the statements in the second paragraph of "Liquidity and Capital Resources" regarding the Company's expected liquidity and capital needs, the statements in the last sentence of the fourth paragraph of "Liquidity and Capital Resources" regarding the Company's expected capital expenditures, the statements in the section of "Factors That May Impact Future Operations" entitled "Limited Operating History, History of Losses and Expectations of Future Losses" relating to expectations of operating losses and the statement in the third paragraph in the section of "Factors That May Impact Future Operations" entitled "Employees" relating to the Company's need to expand its operations and hire new personnel.

OVERVIEW

     The Company is currently shifting from a broad-based research & development (R&D) and clinical development oriented company to one focused on expansion of marketing, sales, distribution, customer support and manufacturing capacity. The Company has experienced significant operating losses since inception and as of June 30, 2000 had an accumulated deficit of approximately $96.4 million. During the year, the Company has seen significant increases in revenues from sales of the Chilli Cooled Ablation Catheter in the U.S. and Europe, and sales increases of the Radii-T mapping and ablation catheter in Japan. Sales of the Trio/Ensemble diagnostic catheters to international customers have remained relatively constant during fiscal 2000. The Mercator diagnostic mapping baskets and related equipment have been discontinued in order for the Company to focus its resources on its two platforms; the Chilli Cooled Ablation Catheter and the new RPM Tracking System. The Company expects to continue operating at a loss at least through the end of fiscal year 2002 as it continues to expend substantial funds to establish commercial-scale manufacturing capabilities and to expand its sales and marketing activities.

     The Company received FDA 510(k) clearance in March 2000 to begin marketing the RPM Tracking System. This technology, developed by the Company, can be used in many diagnostic electrophysiology procedures for real-time three dimensional visualization of catheters utilizing ultrasound technology. The RPM Tracking system is expected to assist physicians in precisely manipulating catheters within the heart during procedures, offering the potential for reductions in procedure times and improved economic benefit to the hospital and physician.

     In March 2000, the Company also received FDA PMA approval for the Chilli Cooled Ablation Catheter, incorporating the Company's Real-time Position Management navigation technology for dynamic real-time catheter navigation and visualization. The Chilli PMA includes approval for the new 7 French platform with a bi-directional steering capability. New models for the Chilli with and without the RPM navigation visualization technology were approved within the PMA. In addition, the Company has received CE mark approval to market the RPM Tracking System, and reference and ablation catheters incorporating RPM tracking technology in Europe.

     For the Company's products that have recently obtained FDA clearance or approval, there can be no assurance that any such products will be successfully commercialized or that the Company will achieve significant revenues from either domestic or international sales. Although the FDA granted 510k clearance for the RPM Tracking System and PMA approval for the Chilli Cooled Ablation Catheters with RPM tracking, the Company has limited experience in manufacturing, marketing or selling these products in commercial quantities. In order to successfully implement its business plan, the Company must manufacture and sell the RPM and Chilli Cooled Ablation Catheters in commercial quantities and the Company will need to expend significant capital resources and develop manufacturing expertise to establish large-scale manufacturing capabilities. Manufacturers often encounter difficulties in scaling up production of new products, including problems involving production yields, quality control and assurance, component supply shortages, shortages of qualified personnel, compliance with FDA regulations, and the need for further FDA approval of new manufacturing processes. The Company intends to market its products primarily through a direct sales force in the United States and indirect sales channels internationally. Establishing a marketing and sales capability sufficient to support sales in commercial quantities will require significant management and financial resources. See "-- Factors That May Impact Future Operations."

RESULTS OF OPERATIONS

     YEARS ENDED JUNE 30, 2000 AND 1999

     Net Sales. The Company's net sales increased 55% to $6.8 million for fiscal 2000 compared to $4.4 million for fiscal 1999. During the year, the Company has seen significant increases in revenues from sales in the Chilli Cooled Ablation Catheter in the United States and Europe, and sales increases from the Radii-T mapping and ablation catheter in Japan. Sales of the Trio/Ensemble diagnostic catheters to international customers have remained relatively constant during fiscal 2000.

     In December 1995, the Company received $3.0 million pursuant to a royalty agreement with Arrow International Inc. ("Arrow"). This amount was recorded as deferred royalty income and will be amortized to income for those Trio/Ensemble catheters that Arrow manufactures and sells or, at a minimum, ratably over the period for which the related technology patents expire. $300,000 of royalty income related to the Arrow agreement was recognized in fiscal 2000.

     Cost of Goods Sold. Cost of goods sold primarily includes raw materials costs, catheter fabrication costs, system assembly costs and test costs. Cost of goods sold was $6.9 million and $4.2 million for fiscal 2000 and 1999, respectively. Cost of goods sold for fiscal 2000 included approximately $250,000 of costs associated with discontinuing the Mercator Atrial Mapping Basket product line, approximately $450,000 of costs associated with introduction of the RPM product line and production increases for the Chilli product line. Gross margins were approximately break-even for fiscal 2000 and $200,000 for fiscal 1999. The Company expects that its gross margins will continue to be impacted negatively by the cost of bringing the RPM products on line during fiscal 2001. The Company is currently implementing manufacturing process improvements, and these improvement, together with volume related cost improvements, are designed to have positive effects on gross margins.

     Research and Development. Research and development expenses include costs associated with product research, clinical trials, prototype development, design and testing, and costs associated with obtaining regulatory approvals. Research and development expenses decreased 43% to $6.9 million for fiscal 2000 from $12.1 million for fiscal 1999. The decrease in research and development expenses was primarily attributable to a reduction in the number of engineering projects underway as the Company concentrated its activities on the development, refinement and launch of the RPM Tracking System and the new Chilli Cooled Ablation Catheter.

     Selling, General and Administrative. Selling, general and administrative expenses include compensation and benefits for sales, marketing, senior management and administrative personnel, various legal and professional fees including those in connection with obtaining patent protection, and costs of trade shows. Selling, general and administrative expenses increased to $10.1 million for fiscal 2000 from $6.7 million for fiscal 1999. The increase in selling, general and administrative expenses resulted primarily from increased marketing and sales infrastructure supporting the North America and European markets.

     Other Income (Expense), Net. Net other income was $0.7 million for fiscal 2000 compared to $0.1 million for fiscal 1999. Relative increases in net other income during fiscal 2000 compared to the prior year was the result of increased interest income on significantly higher cash, cash equivalent and short-term investment balances.

     Net Loss. The net loss applicable to common stockholders for fiscal 2000 was $20.6 million or $10.05 per share compared to a net loss of $18.6 million or $9.34 for fiscal 1999.

     Net Operating Loss Carryforwards. As of June 30, 2000, the Company's reported net operating loss carryforwards were approximately $89.6 million and $14.5 million for federal and state income tax purposes, respectively. If not utilized, the net operating loss carryforwards will expire at various dates beginning in the years 2001 through 2020. In addition, the net operating loss carryforwards are subject to annual limitations as a result of the code's ownership change provisions.

  Impact of Adoption of New Accounting Standards.

     In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133 (FAS 133), "Accounting for Derivative Instruments and Hedging Activities" which is required to be adopted in years beginning after June 15, 2000. The Company has not in the past used, and does not anticipate in the future using, derivative instruments, and the Company does not expect that the adoption of FAS 133 will have a significant impact on its financial condition or results of operations.

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101") that must be adopted in the quarter ended June 30, 2000. SAB 101 summarizes certain areas of the Staff's views in applying generally accepted accounting principles to revenue in financial statements. Although the Company believes that its current revenue recognition principles comply with SAB 101, additional guidance is expected to be issued by the SEC staff and the Company will evaluate the affect of adopting SAB 101 at that point.

     YEARS ENDED JUNE 30, 1999 AND 1998

     Net Sales. The Company's net sales in fiscal 1999 resulted primarily from limited sales of Chilli Cooled Ablation Catheters, Radii supra ventricular tachycardia mapping and ablation catheters, Trio/Ensemble diagnostic catheters, Mercator mapping baskets, Radio frequency Generator Systems and Arrhythmia Mapping Systems. The Company's net sales increased to $4.4 million in fiscal 1999 compared to $2.4 million for fiscal 1998. The net increase in sales for fiscal 1999 primarily resulted from sales of Chilli Cooled Ablation Catheters in the U.S. market following commercial release in the third quarter of fiscal 1999. In addition, the Company had increased sales of Chilli and Radii catheters in Europe reflecting the establishment of certain distributor arrangements in fiscal 1999, particularly in Germany, France and Spain. The Company also recorded higher overall sales of Radii and Trio/Ensemble catheters in Japan during the year. In December 1995, the Company received $3.0 million pursuant to a royalty agreement with Arrow. This amount was recorded as deferred royalty income and will be amortized to income for those Trio/Ensemble catheters that Arrow manufactures and sells. The royalty rate is 5% of the Trio/Ensemble catheter's sales price. In fiscal 1999, the Company began to amortize deferred royalty income on a straight-line basis over the estimated lives of the related technology patents. A total of $369,138 of royalty income related to the agreement has been recorded through June 30, 1999, of which $300,000 was recognized in fiscal 1999.

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

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, the Company has financed its operations through a combination of private placements of equity securities yielding $33.5 million, equipment lease financing arrangements yielding $4.0 million and a prepaid royalty arrangement yielding $3.0 million. In addition, the Company closed its initial public offering in June 1996 and raised net proceeds of $43.1 million. In July 1999, the Company raised net proceeds of $31.5 million through a Series B Convertible Preferred Stock financing. As of June 30, 2000, the Company had $12.6 million in cash, cash equivalents and short-term investments.

     The Company's liquidity and capital requirements are such that in order for the Company to continue to manufacture, develop and market its core products, the Company will be required to raise additional funds through public or private financing, collaborative relationships or other arrangements prior to the end of fiscal 2001. There can be no assurance that such additional funding will be available on terms acceptable to the Company, if at all. Furthermore, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve additional restrictive covenants. Collaborative arrangements with a capital raising component may require the Company to relinquish its rights to certain of its technologies, products or marketing territories. The failure of the Company to raise capital when needed will have a material adverse effect on the Company's business, financial condition and results of operations. The factors described in the next section, "Factors That May Impact Future Operations" and elsewhere in this Report will impact the Company's future capital requirements and the adequacy of its available funds.

     Net cash used in operating activities was $14.1 million, $18.4 million and $16.8 million in fiscal 2000, 1999 and 1998, respectively. For each of these periods, the net cash used in operating activities resulted primarily from net losses. Net cash used in investing activities was $8.2 million for fiscal 2000, and net cash provided by investing activities was $16.7 million and $17.7 million in fiscal 1999 and 1998, respectively. Net cash used and provided by investing activities resulted primarily from purchases, maturities and sales of short-term investments, offset in part by purchases of equipment and licenses. Net cash provided by financing activities was $28.4 million and $1.3 million in fiscal 2000 and fiscal 1998, respectively, and net cash used in financing activities in fiscal 1999 was $3.2 million. The net cash provided by financing activities in fiscal 2000 resulted primarily from the proceeds of the Series B Convertible Preferred stock transaction, offset in part by repayment of the bridge loan.

     As of the end of fiscal 2000, the Company had capital equipment of approximately $9.6 million, less accumulated depreciation and amortization of approximately $6.1 million, to support its product development, manufacturing and administrative activities. The Company had financed approximately $4.0 million from capital lease obligations through fiscal 2000. The Company expects capital expenditures to increase over the next several years as it acquires equipment to support manufacturing and development activities.

FACTORS THAT MAY IMPACT FUTURE OPERATIONS

  Limited Operating History; History of Losses and Expectation of Future Losses

     The Company was founded in 1991 and to date has engaged primarily in researching, developing, testing and obtaining regulatory clearances for its products. The Company has experienced significant operating losses since inception. As the end of fiscal 2000, the Company had an accumulated deficit of $96.4 million. To date, the Company has generated only limited revenues from sales of its products and expects its operating losses to continue through at least the end of fiscal 2002 as it continues to expend funds to conduct its research and development activities, establish commercial-scale manufacturing capabilities and expand its sales and marketing activities. There can be no assurance that any of the Company's products for diagnosis and treatment of ventricular tachycardia and other arrhythmias, particularly the RPM Tracking System or Chilli Cooled Ablation Catheter, will be successfully commercialized or that the Company will achieve significant revenues from either international or domestic sales. In addition, there can be no assurance that the Company will achieve or sustain profitability in the future or meet the expectations of securities industry analysts. The Company's results of operations may fluctuate significantly from quarter to quarter or year to year and will depend on numerous factors, including actions relating to regulatory matters, progress of clinical trials, the extent to which the Company's products gain market acceptance, the scale-up of manufacturing abilities and the expansion of sales and marketing activities and competition.

  No Assurance that Company's Products will Prove to be Safe and Effective

     There can be no assurance that the Company's current or future products will prove to be safe and effective in clinical trials under applicable United States or international regulatory guidelines or that additional modifications to the Company's products will not be necessary. Furthermore, there can be no assurance that the Company will be successful in perfecting the design of the RPM Tracking System. With respect to the Chilli Cooled Ablation System, because ablation treatment of cardiac arrhythmias is relatively new, the long-term effects of radiofrequency ablation on patients are unknown. As a result, the long-term success of ablation therapy in treating ventricular tachycardia and other tachyarrhythmias will not be known for several years.

  No Existing Market

     The Company's future success will depend upon the successful commercialization of the Chilli Cooled Ablation Catheter and RPM Tracking System. These products have only recently received FDA approval and clearance to be commercialized in the United States for the treatment of certain forms of cardiac tachyarrhythmias. The Company has to date demonstrated only limited ability to commercialize these new products. There can be no assurance that these products will gain any significant degree of market acceptance among physicians, patients, and health care payors. The Company believes that physicians' acceptance of procedures using the Company's RPM Tracking System will be essential for market acceptance of such system. Even though the clinical efficacy of the system has been established, electrophysiologists, cardiologists and other physicians may elect not to recommend the use of the RPM Tracking System for any number of reasons. There can be no assurance that this system will be successfully commercialized for the approved product set in the United States and Europe. There can be no assurance of the ability to obtain regulatory approval in certain other international markets where RPM Tracking System has not yet received approval. The Company believes that, as with any novel medical technology, there will be a significant learning process involved for physicians to become proficient. Broad use of the system will require training of electrophysiologists, and the time required to complete such training could adversely affect market acceptance. Failure of the product to achieve significant market acceptance would have a material adverse effect on the Company's business, financial condition and results of operations. Even if the RPM Tracking System achieves market acceptance, the Company will be required to significantly ramp manufacturing operations to produce sufficient quantities of the product to satisfy customer demand. Any failure to manufacture the RPM Tracking System in quantities sufficient to satisfy demand will materially adversely affect the Company's business, financial condition and results of operations.

  Marketing and Distribution

     Establishing a marketing and sales capability sufficient to support planned sales growth will require substantial efforts and significant management and financial resources. There can be no assurance that the Company will be able to continue to expand its marketing staff or sales force, that the establishment of such a marketing staff or sales force will be cost-effective or that the Company's sales and marketing efforts will be successful. There can be no assurance that the Company will be able to maintain or enter into agreements with existing or new distributors, or that such distributors will devote adequate resources to selling the Company's products. Failure to establish appropriate distribution relationships could have a material adverse effect upon the Company's business, financial condition and results of operations.

     The Company currently sells its Chilli Cooled Ablation Catheters, Radii-T mapping and ablation catheters, Trio/Ensemble diagnostic catheters and RPM Tracking System Products through distributors in certain international markets. All sales of the Company's products to date have been denominated in U.S. dollars. In addition, the Company plans to market its other products in international markets, subject to receipt of required regulatory approvals. Changes in overseas economic conditions, currency exchange rates, foreign tax laws, or tariffs or other trade regulations could have a material adverse effect on the Company's ability to market its products internationally and therefore on its business, financial condition and results of operations.

  Major Distributor; Dependence on Japan Lifeline

     The Company currently relies upon international distributors of specialty cardiovascular products to market and sell its products. A large percentage of the Company's revenues are derived from sales to its Japanese distributor, Japan Lifeline. Sales to Japan Lifeline accounted for 49%, 52% and 80%, of the Company's net sales in fiscal 2000, 1999 and 1998, respectively. International sales accounted for 67%, 78% and 87% of the Company's net sales in fiscal 2000, 1999 and 1998, respectively. In fiscal 2001, the Company anticipates that Japan Lifeline will continue to account for a significant percentage of the Company's net sales. The Company also relies on its European distributors for a significant portion of its revenues. If the Company's sales to any of its international distributors decline, the Company would experience a material decline in revenues. Even if the Company is successful in selling its products through new international distributors, the rate of growth of the Company's net sales could be materially and adversely effected if its current international distributors do not continue to sell a substantial number of the Company's products. If the Company's sales to its current international distributors decline, the Company cannot be certain that it will be able to attract additional distributors that can market its products effectively or can provide timely and cost-effective customer support and service. None of the Company's international distributors are obligated to sell the Company's products after its agreement with the Company has expired. Further, the Company cannot be certain that its current international distributors will continue to represent its products or that they will continue to devote a sufficient amount of effort and resources to selling the Company's products.

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

  Manufacturing

     A number of components for the Company's products are provided by sole source suppliers. For certain of these components, there are relatively few alternative sources of supply, and establishing additional or replacement vendors for such components could not be accomplished quickly. For some components, there is currently a long lead-time between purchases and the receipt of shipments. For those components from a single source, the vendor's inability to supply such components in a timely manner could have a material adverse effect on the Company's ability to manufacture the RPM Tracking System and other diagnostic and ablation catheters and therefore on its business, financial condition and marketing efforts.

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

     The Company's manufacturing facilities are subject to periodic inspection by regulatory authorities, and its operations must undergo QSR compliance inspections conducted by the FDA. The Company is required to comply with QSR in order to produce products for sale in the United States and with ISO9001/EN46001 standards in order to produce products for sale in Europe. Any failure of the Company to comply with QSR or ISO9001/EN46001 standards may result in the Company being required to take corrective actions, such as modification of its policies and procedures. The Company has been granted by the State of California the required license to manufacture medical devices. If the Company is unable to maintain such a license, it would be unable to manufacture or ship any product, and such inability would have a material adverse effect on the Company's business, financial condition and results of operations.

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

  Competition

     At present, the Company considers its primary competition to be companies involved in current, more established therapies for the treatment of ventricular tachycardia and atrial fibrillation, including drugs, external electrical cardioversion and defibrillation, implantable defibrillators, ablation accompanied by pacemaker implantation and open-heart surgery. In addition, several competitors are also developing new approaches and new products for the treatment and mapping of ventricular tachycardia and other arrythmias, including ablation systems using ultrasound, microwave, laser and cryoablation technologies and mapping systems using contact mapping, single-point spatial mapping and non-contact, multisite electrical mapping technologies. Many of the Company's competitors have an established presence in the field of interventional cardiology and electrophysiology, including Boston Scientific Corporation, C.R. Bard, Inc., Johnson and Johnson, St. Jude Medical, Medtronic, Inc. and Endocardial Solutions, Inc. Many competitors have substantially greater financial and other resources than the Company, including larger research and development staffs, more experience, capabilities in conducting research and development activities, testing products in clinical trials, obtaining regulatory approvals and manufacturing, marketing and distributing products. There can be no assurance that the Company will succeed in developing and marketing technologies and products that are more clinically efficacious and cost effective than the more established treatments or the new approaches and products developed and marketed by its competitors. Furthermore, there can be no assurance that the Company will succeed in developing new technologies and products that are available prior to its competitors' products. The failure of the Company to demonstrate the efficacy and cost effective advantages of its products over those of its competitors or the failure to develop new technologies and products before its competitors, could have a material adverse effect on the Company's business, financial condition and results of operations.

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

  Government Regulation

  United States

     The design, pre-clinical and clinical testing, manufacture, labeling, sale, distribution and promotion of the Company's products are subject to regulation by numerous governmental authorities, principally the FDA and corresponding state and foreign regulatory agencies. Noncompliance with applicable requirements can result in, among other things, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, failure of the government to grant PMA clearance or PMA approval for devices, withdrawal of marketing authorization, a recommendation by the FDA that the Company not be permitted to enter into government contracts and/or criminal prosecution. The FDA also has the authority to request repair, replacement or refund of the cost of any device manufactured or distributed by the Company.

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

  International

     The European Union has promulgated rules which require that medical products distributed after June 14, 1998 bear the CE mark, an international symbol of adherence to quality assurance standards and compliance with applicable European medical device directives. Quality system certification is one of the CE mark requirements. The Company has received ISO9001/EN46001 certification by its ISO Certification Registrar, one of the CE mark certification prerequisites, for its manufacturing facility in Sunnyvale, California. Furthermore, in January 1998, the Company received the right to affix the CE mark to its Arrhythmia Mapping System and Chilli Cooled Ablation System. In April 1998, the Company received the right to affix the CE mark to its Radii catheters. In July 1998, the Company received the right to affix the CE mark to its Trio/Ensemble catheters. In April 2000, the Company received CE mark certification for the RPM tracking system, and for its Chilli Cooled Ablation Catheters incorporating Real-time Position Management navigation technology. While the Company intends to satisfy the requisite policies and procedures that will permit it to receive the CE Mark Certification for other products, there can be no assurance that the Company will be successful in meeting the European certification requirements and failure to receive the right to affix the CE mark will prohibit the Company from selling these and other products in member countries of the European Union.

     The time required to obtain approval for sale in foreign countries may be longer or shorter than that required for FDA approval, and the requirements may differ. Export sales of medical devices that have not received FDA marketing authorization are subject to FDA export requirements. In accordance with the FDA Export Reform & Enforcement Act of 1996, such devices may be exported to any country provided that the device meets a number of criteria including marketing authorization in one of the "Tier I" countries identified in that Act. If the device has no marketing authorization in a Tier I country, and is intended for marketing, it may be necessary to obtain approval from the FDA to export the device. In order to obtain export approval, the Company may be required to provide the FDA with documentation from the medical device regulatory authority of the country in which the study is to be conducted or the purchaser is located, stating that the device has the approval of the country. In addition, the FDA must find that the exportation of the device is not contrary to the public health and safety of the country in order for the Company to obtain the permit. The Company currently has marketing authorization in one or more Tier I countries for all its clinically used products. The RPM Tracking System products are currently undergoing the process and clinical trials necessary to obtain regulatory approvals in Japan.

  Third-Party Reimbursement and Uncertainty Related to Health Care Reform

     In the United States, health care providers, including hospitals and physicians, that purchase medical products for treatment of their patients, generally rely on third party payors, principally federal Medicare, state Medicaid and private health insurance plans, to reimburse all or a part of the costs and fees associated with the procedures performed using these products. The Company's success will be dependent upon, among other things, the ability of health care providers to obtain satisfactory reimbursement from third party payors for medical procedures in which the Company's products are used. Third party payors may deny reimbursement if they determine that a prescribed device has not received appropriate regulatory clearances or approvals, is not used in accordance with cost-effective treatment methods as determined by the payor, or is experimental, unnecessary or inappropriate. Third party reimbursement is generally provided on the basis of the procedure's DRG code as established by the HCFA. The failure of the procedures in which the Company's products are used or an insufficient level of reimbursements for such procedures would have a material adverse effect on the Company's business, financial condition and results of operations. In addition, medical equipment reimbursements have been mandated by statute to be reduced in the past, and there can be no assurance that any such reimbursements with respect to the Company's products will be adequate or provided at all. Failure by hospitals and other users of the Company's products to obtain reimbursement from third party payors, or changes in government and private third party payors' policies toward reimbursement for procedures employing the Company's products, would have a material adverse effect on the Company's business, financial condition and results of operations. Moreover, the Company is unable to predict what additional legislation or regulation, if any, relating to the health care industry or third party coverage and reimbursement may be enacted in the future, or what effect such legislation or regulation would have on the Company.

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

     The Company's management has recently gone through a significant restructuring. The Company's new President and Chief Executive Officer, Tom Prescott, joined the Company in May 1999. In addition, the Company's Chief Financial Officer, Vice President, Operations and Vice President, Sales each joined the Company in January 2000. The Company also hired a new Vice President of Human Resources who joined the Company in July 2000. There can be no assurance that these newly hired officers of the Company will be able to operate effectively with that portion of the management team that was retained.

     In order to manufacture and market its products in commercial quantities, the Company believes that it will be required to expand its operations, particularly in the areas of manufacturing and sales and marketing and, in connection therewith, to hire new personnel to work in these areas. There can be no assurance that the Company's officers and its sales and marketing personnel will be able to build a successful sales force or that they will be able to operate effectively with the existing management team. As the Company expands its operations in these areas, such expansion will likely result in new and increased responsibilities for management personnel and place significant strain upon the Company's management, operating and financial systems and resources. To accommodate any such growth and compete effectively, the Company will be required to implement and improve information systems, procedures, and controls, and to expand, train, motivate and manage its work force. Any failure to implement and improve the Company's operational, financial and management systems or, to expand, train, motivate or manage employees as required by future growth, if any, could have a material adverse effect on the Company's business, financial condition and results of operations.

  Potential Volatility of Stock Price

     The market price of shares of Common Stock, like that of the common stock of many medical product and technology companies, has in the past been, and is likely in the future to continue to be highly volatile. Factors such as fluctuations in the Company's operating results, proportion of ownership between common stockholders and Series B Convertible Preferred stockholders, announcements of technological innovations or new commercial products by the Company or competitors, government regulation, changes in the current structure of the health care financing and payment systems, developments in or disputes regarding patent or other proprietary rights, release of reports by securities analysts, change in securities analysts recommendations, economic and other external factors and general market conditions may have a significant effect on the market price of the Common Stock. Moreover, the stock market has from time to time experienced extreme price and volume fluctuations which have particularly affected the market prices for medical products and high technology companies and which have often been unrelated to the operating performance of such companies. These broad market fluctuations, as well as general economic, political and market conditions, may adversely affect the market price of the Company's Common Stock. In the past, following periods of volatility in the market price of a company's stock, securities class action litigation has occurred against the issuing company. There can be no assurance that such litigation will not occur in the future with respect to the Company. Such litigation could result in substantial costs and a diversion of management's attention and resources, which could have a material adverse effect on the Company's business, operating results and financial condition. Any adverse determination in such litigation could also subject the Company to significant liabilities.

>  Significant Rights attaching to Series B Convertible Preferred Stock

     The Company has 27,250 shares of Series B Convertible Preferred Stock outstanding which are convertible, at the option of the holders, into 5.45 million shares of the Company's common stock. The holders of Series B Convertible Preferred Stock are entitled to significant rights, preferences and privileges over holders of common stock including the right to elect three of five directors to the board of directors of the Company, to a preferential cumulative dividend, to certain redemption rights and to a substantial liquidation payment preference over the Company's common stock which is also payable upon any transaction or series of transactions (including, without limitation, any merger, reorganization or consolidation) involving a transfer of 50% or more of the outstanding voting power of the Company. The holders of Series B Convertible Preferred Stock are also entitled to certain registration rights and enjoy certain protective rights in that their consent is required to effect certain corporate transactions including, but not limited to, amending the Company's certificate of incorporation or by-laws, issuing common or preferred stock, declaring dividends or selling all or substantially all of the Company's stock or assets. It is likely that the preferences and rights enjoyed by the holders of Series B Convertible Preferred Stock have a negative impact the market price of the common stock of the Company. Also, if these holders, by converting their Series B Convertible Preferred Stock into common stock and then exercising their registration rights, cause a large number of securities to be registered and sold in the public market, such sales could materially and adversely affect the market price for the Company's common stock. In addition, if the Company were to include in a registration statement shares held by these holders pursuant to the exercise of their registration rights, such sales may impede the Company's ability to raise needed capital. For a more complete description of the rights, preferences and privileges attaching to the Series B Convertible Preferred Stock refer to the section of "Item 5. Market for Registrant's Common Equity and Related Stockholder Matters" entitled "Recent Sales of Unregistered Securities".

  Significant Control by Holders of Series B Convertible Preferred Stock

     The holders of Series B Convertible Preferred Stock beneficially own an aggregate of approximately 63.9% of the outstanding voting stock of the Company and are entitled to elect three of five directors to the Company's Board of Directors. These stockholders, if acting together, will be able to significantly influence all matters requiring approval of either the Board of Directors or the stockholders of the Company, including the approval of significant corporate transactions. This concentration of ownership may also delay, deter or prevent a change in control and may make some transactions more difficult or impossible to complete without the support of these stockholders.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

     The Company does not use derivative financial instruments in its investment portfolio. The Company places it's investments in instruments that meet high credit quality standards as specified in the Company's investment policy. The Company also limits the amount of credit exposure to any one issue, issuer or type of investment. The Company does not expect any material loss with respect to its investment portfolio.

  Market Interest Rate Risk

     As of June 30, 2000 the Company had short-term available-for-sale investments with a value of $10.1 million (See Note 1 to the Consolidated Financial Statements). These investments are subject to interest rate risk and will decrease in value if market interest rates increase. A hypothetical 10 percent increase in market interest rates from levels at June 30, 2000, would cause the fair value of these short-term investments to decline by an immaterial amount. Because the Company has the ability to hold these investments until maturity, we would not expect the value of these investments to be affected to any significant degree by the effect of a sudden change in market interest rates. Declines in interest rates over time will, however, reduce our interest income.

     As of June 30, 1999, the Company did not have any available-for-sale investments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Company's financial statements and the report of independent auditors appear on pages F-1 through F-20 of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANT ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item concerning the Company's directors is incorporated by reference from the section captioned "Election of Directors" contained in the Company's Proxy Statement related to the Annual Meeting of Stockholders to be held December 1, 2000, to be filed by the Company with the Securities and Exchange Commission within 120 days of the end of the Company's fiscal year pursuant to General Instruction G(3) of Form 10-K (the "Proxy Statement"). The information required by this item concerning executive officers is set forth in Part I of this Report. The information required by this item concerning compliance with Section 16(a) of the Exchange Act is incorporated by reference from the section captioned "Section 16(a) Beneficial Ownership Reporting Compliance" contained in the Proxy Statement in the table labeled "Principal Stockholders."

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

(a)(2) Financial Statement Schedules

II -- Valuation and Qualifying Accounts                       S-1

     All other Schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

(a)(3) Exhibits

     3.1(1)       Restated Certificate of Incorporation of the Registrant.
     3.2(1)       Bylaws of Registrant.
     3.3(7)       Certificate of Designation of Series B Preferred Stock.
     4.1(2)       Preferred Share Rights Agreement, dated April 22, 1997
                  between the Registrant and Norwest Bank Minnesota, N.A.
     4.1.1(9)     Amendment No. 1 to Preferred Share Rights Agreement.
    10.1(1)       Form of Indemnification Agreement between the Registrant and each of its directors and officers.
    10.2(6)       1991 Stock Plan and form of Stock Option Agreement
                  thereunder.
    10.3(5)       1996 Director Option Plan and form of Director Stock Option
                  Agreement thereunder.
    10.8+(1)      Exclusive License Agreement dated May 24, 1995.
    10.9(1)       Manufacturing and Supply Agreement between the Registrant
                  and Arrow International Inc. dated March 8, 1995.

    10.10(1)      Exclusive International Distributor Agreement between the
                  Registrant and Arrow International dated March 8, 1995.
    10.11(1)      Lease dated June 25, 1993 between the Registrant and Brock
                  Properties.
    10.11.1(4)    Lease Modification Agreement effective as of February 24,
                  1998 between the Registrant And Brock Properties.
    10.12(1)      Master Lease Agreement dated December 1, 1993 between the
                  Registrant and Linc Capital Management Services, Ltd., as
                  amended.
    10.12.1(8)    Amendment No. 5 to Master Lease Agreement dated December 1,
                  1993 between the Registrant and Linc Capital Management
                  Services, Ltd.
    10.15(5)      1998 Employee Stock Purchase Plan.
    10.17(3)      Lease Agreement dated April 27, 1998 between the Registrant and Lincoln Property Company Management Services, Inc. for
                  the premises located at 824 W. California Ave., Sunnyvale,
                  California 94086.
    10.22(6)      Cardiac Pathways Corporation 1998 Nonstatutory Option Plan.
    10.23(7)      Series B Convertible Preferred Stock Purchase Agreement.
    10.24(7)      Registration Rights Agreement dated May 20, 1999.
    10.25(9)      Employment Agreement with Thomas M. Prescott dated May 18,
                  1999.
    10.26         Employment Agreement with Eldon M. Bullington dated January
                  3, 2000.
    10.27         Employment Agreement with Sandra L. Miller dated January 3,
                  2000.
    10.28(9)+     Exclusive Licensing Agreement between the Registrant and
                  Sonometrics corporation Date July 21, 1999
    10.29         Employment Agreement with Michael N. Forrest dated July 24,
                  2000.
    10.30(9)      Employment Agreement with Richard E. Riley dated June 1,
                  1992.
    10.31         Employment Agreement with Robert K. Weigle dated January 17,
                  2000
    10.32         Consulting Agreement with William N. Starling dated January
                  1, 2000.
    23.1          Consent of Ernst & Young LLP, Independent Auditors.
    24.1          Power of Attorney (see page 42).
    27.1          Financial Data Schedule

---------------
 + Confidential treatment has been granted for portions of these agreements. Omitted portions have been filed separately with the Commission.

(1) Incorporated by reference to exhibits filed with Registrant's Registration Statement on Form S-1 (Reg. No. 333-3616) as declared effective by the Commission on June 12, 1996.

(2) Incorporated by reference to exhibits filed with the Registrant's Registration Statement on Form 8-A (Reg. No. 000-28372) as declared effective by the Commission on May 22, 1997

(3) Incorporated by reference to exhibits filed with the Registrant's Registration Annual Report on Form 10-K for the year ended June 30, 1998.

(4) Incorporated by reference to exhibits filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.

(5) Incorporated by reference to exhibits filed with Registrant's Registration Statement on Form S-8 (Reg. No. 333-84777) as declared effective by the Commission on December 17, 1998.

(6) Incorporated by reference to exhibits filed with the Registrant's Registration Statement on Form S-8 (Reg. No. 333-69095) as declared effective by the Commission on August 9, 1999.

(7) Incorporated by reference to exhibits filed with Registrant's Form 8-K on August 3, 1999.

(8) Incorporated by reference to exhibits filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997.

(9) Incorporated by reference to exhibits filed with the Registrant's Registration Annual Report on Form 10-K for the year ended June 30, 1999.

(b) Reports on Form 8-K.

     The Company did not file any reports on Form 8-K during the quarter ended June 30, 2000.

(c) Exhibits.

     See Item 14(a)(3) above.

(d) Financial Statement Schedules.

     See Item 14(a)(2) above.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          CARDIAC PATHWAYS CORPORATION

                                          By:    /s/ THOMAS M. PRESCOTT
                                            ------------------------------------
                                                     Thomas M. Prescott
                                             President, Chief Executive Officer

Date: September 22, 2000

                               POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Thomas M. Prescott and Eldon M. Bullington, and each of them, his true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, to sign any and all amendments (including post-effective amendments) to this Annual Report on Form 10-K and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitute or substitutes, or any of them, shall do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                   SIGNATURE                                   TITLE                       DATE
                   ---------                                   -----                       ----

             /s/ THOMAS M. PRESCOTT                  President, Chief Executive     September 22, 2000
 ---------------------------------------------      Officer (Principal Executive
              (Thomas M. Prescott)                            Officer)

            /s/ ELDON M. BULLINGTON                Vice President of Finance and    September 22, 2000
 ---------------------------------------------        Chief Financial Officer
             (Eldon M. Bullington)                    (Principal Financial and
                                                        Accounting Officer)

            /s/ WILLIAM N. STARLING                   Chairman of the Board of      September 22, 2000
 ---------------------------------------------               Directors
             (William N. Starling)

               /s/ MARK J. BROOKS                             Director              September 22, 2000
 ---------------------------------------------
                (Mark J. Brooks)

              /s/ M. FAZLE HUSAIN                             Director              September 22, 2000
 ---------------------------------------------
               (M. Fazle Husain)

            /s/ ANCHIE Y. KUO, M.D.                           Director              September 22, 2000
 ---------------------------------------------
             (Anchie Y. Kuo, M.D.)

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Report of Ernst & Young LLP, Independent Auditors...........  F-2
Consolidated Balance Sheets as of June 30, 2000 and 1999....  F-3
Consolidated Statements of Operations for the years ended
  June 30, 2000, 1999 and 1998..............................  F-4
Consolidated Statements of Stockholders' Equity for the
  years ended June 30, 2000, 1999 and 1998..................  F-5
Consolidated Statements of Cash Flows for the years ended
  June 30, 2000, 1999, and 1998.............................  F-6
Notes to Consolidated Financial Statements..................  F-7

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Cardiac Pathways Corporation

     We have audited the accompanying consolidated balance sheets of Cardiac Pathways Corporation as of June 30, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cardiac Pathways Corporation at June 30, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material aspects the information set forth therein.

                                          /s/ ERNST & YOUNG LLP

San Jose, California
July 28, 2000

                          CARDIAC PATHWAYS CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                        JUNE 30,
                                                              ----------------------------
                                                                  2000            1999
                                                              ------------    ------------
Current assets:
  Cash and cash equivalents.................................  $  8,487,634    $  2,339,660
  Short-term investments....................................     4,136,988
                                                                                       ---
  Accounts receivable, net of allowance for doubtful
     accounts of $139,269 at June 30, 2000 and $105,000 at
     June 30, 1999..........................................     1,271,395         898,296
  Inventories...............................................     2,095,178       2,228,879
  Prepaid expenses..........................................       227,070         338,479
  Other current assets......................................       222,102          76,719
                                                              ------------    ------------
          Total current assets..............................    16,440,367       5,882,033
Property and equipment, net.................................     3,505,428       2,891,819
Notes receivable from related parties.......................       100,000          29,584
Intangible assets, net of accumulated amortization of
  $366,666 at June 30, 2000.................................     1,633,333
Deposits and other assets...................................        86,137         102,406
                                                              ------------    ------------
                                                              $ 21,765,265    $  8,905,842
                                                              ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable..........................................  $    980,374    $    488,128
  Accrued compensation and related benefits.................     1,196,071         835,277
  Accrued clinical expenses.................................       527,001         939,183
  Other accrued expenses....................................       906,682         738,831
  Current obligations under capital leases..................       257,714         325,334
  Deferred income -- current portion........................       400,000         300,000
  Short-term debt obligation................................            --       3,000,000
                                                              ------------    ------------
          Total current liabilities.........................     4,267,842       6,626,753
Long-term obligations under capital leases..................        85,058         342,772
Deferred income.............................................     2,030,862       2,330,862
Accrued series B preferred dividends........................     2,784,375              --
Commitments
Stockholders' equity:
  Preferred stock, $.001 par value; 5,000,000 shares
     authorized and 27,250 issued and outstanding at June
     30, 2000 and none issued and outstanding at June 30,
     1999; liquidation preference of $30,034,375 at June 30,
     2000...................................................            27              --
  Common stock, $.001 par value; 6,000,000 shares
     authorized; 3,078,486 shares issued and outstanding at
     June 30, 2000 and 2,007,904 at June 30, 1999...........         3,078           2,008
  Additional paid-in capital................................   109,266,557      80,152,542
  Receivables from stockholders.............................      (321,667)       (385,000)
  Accumulated deficit.......................................   (96,350,867)    (79,983,404)
  Deferred compensation.....................................            --        (180,691)
                                                              ------------    ------------
          Total stockholders' equity (deficit)..............    12,597,128        (394,545)
                                                              ------------    ------------
                                                              $ 21,765,265    $  8,905,842
                                                              ============    ============

                See Notes to Consolidated Financial Statements.

                          CARDIAC PATHWAYS CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                               YEAR ENDED JUNE 30,
                                                   --------------------------------------------
                                                       2000            1999            1998
                                                   ------------    ------------    ------------
Net sales........................................  $  6,820,789    $  4,406,370    $  2,419,816
Cost of goods sold...............................     6,868,097       4,249,308       2,827,789
                                                   ------------    ------------    ------------
  Gross margin (deficit).........................       (47,308)        157,062        (407,973)
Operating expenses:
  Research and development.......................     6,946,822      12,115,535      14,353,393
  Selling, general and administrative............    10,063,509       6,684,669       4,091,637
                                                   ------------    ------------    ------------
          Total operating expenses...............    17,010,331      18,800,204      18,445,030
                                                   ------------    ------------    ------------
Loss from operations.............................   (17,057,639)    (18,643,142)    (18,853,003)
Other income (expense):
  Interest income................................     1,033,538         699,589       1,857,981
  Interest expense...............................       (68,488)       (664,527)       (578,931)
  Other, net.....................................      (274,873)         42,305          75,156
                                                   ------------    ------------    ------------
          Total other income (expense)...........       690,176          77,367       1,354,206
                                                   ------------    ------------    ------------
Net loss.........................................   (16,367,463)    (18,565,775)    (17,498,797)
Preferred stock dividend.........................     3,300,000              --              --
Beneficial conversion feature related to the
  issuance of the Series B Preferred Stock.......       960,000              --              --
                                                   ------------    ------------    ------------
Net loss attributable to common stockholders.....  $(20,627,464)   $(18,565,775)   $(17,498,797)
                                                   ============    ============    ============
Net loss per share -- basic and diluted..........  $     (10.05)   $      (9.34)   $      (9.07)
                                                   ============    ============    ============
Shares used in computing net loss per common
  share -- basic and diluted.....................     2,053,000       1,987,000       1,930,000
                                                   ============    ============    ============

                See Notes to Consolidated Financial Statements.

                          CARDIAC PATHWAYS CORPORATION

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                     COMMON STOCK      PREFERRED STOCK    ADDITIONAL    RECEIVABLES
                                                  ------------------   ---------------     PAID-IN          FROM       ACCUMULATED
                                                   SHARES     AMOUNT   SHARES   AMOUNT     CAPITAL      STOCKHOLDERS     DEFICIT
                                                  ---------   ------   ------   ------   ------------   ------------   ------------
Balance at June 30, 1997........................  1,904,707   $1,905       --     --     $ 79,096,812    $(420,000)    $(43,918,832)
Issuance of Common Stock warrants...............         --      --        --     --           60,351           --               --
Issuance of nonqualified stock option for
  services......................................         --      --        --     --           65,121           --               --
Exercise of options to purchase Common Stock....     41,776      42        --     --          225,502       35,000               --
Issuance of Common Stock under employee stock
  purchase plan.................................     12,711      13        --     --          343,829           --               --
Amortization of deferred compensation...........         --      --        --     --               --           --               --
Net loss........................................         --      --        --     --               --           --      (17,498,797)
                                                  ---------   ------   ------    ---     ------------    ---------     ------------
Balance at June 30, 1998........................  1,959,194   1,960        --     --       79,791,615     (385,000)     (61,417,629)
Issuance of Preferred Stock warrants............         --      --        --     --           45,000           --               --
Issuance of nonqualified stock option for
  services......................................         --      --        --     --            3,811           --               --
Exercise of options to purchase Common Stock....     32,436      32        --     --          314,099           --               --
Issuance of Common Stock under employee stock
  purchase plan.................................     16,274      16        --     --          132,423           --               --
Deferred compensation...........................         --      --        --     --         (134,406)          --               --
Amortization of deferred compensation...........         --      --        --     --               --           --               --
Net loss........................................         --      --        --     --               --           --      (18,565,775)
                                                  ---------   ------   ------    ---     ------------    ---------     ------------
Balance at June 30, 1999........................  2,007,904   2,008        --     --       80,152,542     (385,000)     (79,983,404)
Issuance of Series B Preferred Stock, net of
  issuance cost of $500,000.....................         --      --    32,250     32       32,709,968     (250,000)              --
Preferred Stock Dividends.......................         --      --        --     --       (4,260,000)          --               --
Exercise of options to purchase Common Stock....     33,781      33        --     --          152,497           --               --
Issuance of Common Stock under employee stock
  purchase plan.................................     36,801      37        --     --           68,795           --               --
Write-off of receivable from Shareholder........         --      --        --     --               --      313,333               --
Deferred compensation...........................         --      --        --     --          (71,875)          --               --
Amortization of deferred compensation...........         --      --        --     --               --           --               --
Conversion of Preferred Series B Stock..........  1,000,000   1,000    (5,000)    (5)         514,630           --               --
Net loss........................................         --      --        --     --               --           --      (16,367,463)
                                                  ---------   ------   ------    ---     ------------    ---------     ------------
Balance at June 30, 2000........................  3,078,486   $3,078   27,250    $27     $109,266,557    $(321,667)    $(96,350,867)
                                                  =========   ======   ======    ===     ============    =========     ============

                                                                      TOTAL
                                                    DEFERRED      STOCKHOLDERS'
                                                  COMPENSATION   EQUITY (DEFICIT)
                                                  ------------   ----------------
Balance at June 30, 1997........................   $(767,676)      $ 33,992,209
Issuance of Common Stock warrants...............          --             60,351
Issuance of nonqualified stock option for
  services......................................          --             65,121
Exercise of options to purchase Common Stock....          --            260,544
Issuance of Common Stock under employee stock
  purchase plan.................................          --            343,842
Amortization of deferred compensation...........     261,748            261,748
Net loss........................................          --        (17,498,797)
                                                   ---------       ------------
Balance at June 30, 1998........................    (505,928)        17,485,018
Issuance of Preferred Stock warrants............          --             45,000
Issuance of nonqualified stock option for
  services......................................          --              3,811
Exercise of options to purchase Common Stock....          --            314,131
Issuance of Common Stock under employee stock
  purchase plan.................................          --            132,439
Deferred compensation...........................     134,406                 --
Amortization of deferred compensation...........     190,831            190,831
Net loss........................................          --        (18,565,775)
                                                   ---------       ------------
Balance at June 30, 1999........................    (180,691)          (394,545)
Issuance of Series B Preferred Stock, net of
  issuance cost of $500,000.....................          --         32,460,000
Preferred Stock Dividends.......................          --         (4,260,000)
Exercise of options to purchase Common Stock....          --            152,530
Issuance of Common Stock under employee stock
  purchase plan.................................          --             68,832
Write-off of receivable from Shareholder........          --            313,333
Deferred compensation...........................      71,875                 --
Amortization of deferred compensation...........     108,816            108,816
Conversion of Preferred Series B Stock..........          --            515,625
Net loss........................................          --        (16,367,463)
                                                   ---------       ------------
Balance at June 30, 2000........................   $      --       $ 12,597,128
                                                   =========       ============

                See Notes to Consolidated Financial Statements.

                          CARDIAC PATHWAYS CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                          YEAR ENDED JUNE 30,
                                                              --------------------------------------------
                                                                  2000            1999            1998
                                                              ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss....................................................  $(16,367,463)   $(18,565,775)   $(17,498,797)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation and amortization.............................     1,708,833       1,271,058       1,274,226
  Amortization of deferred compensation.....................       108,816         190,831         261,748
  (Gain) loss on disposal of property and equipment.........        44,726              --         (33,678)
  Issuance of common stock warrants.........................            --              --          60,351
  Issuance of preferred stock warrants......................            --          45,000              --
  Issuance of nonqualified stock options for Services.......            --           3,811          65,121
  Receivable from shareholder written off...................       313,333              --              --
Changes in operating assets and liabilities:
  Accounts receivable.......................................      (373,099)       (374,841)       (354,627)
  Receivable from related party.............................            --              --           1,552
  Inventories...............................................       133,701        (662,213)       (248,037)
  Prepaid expenses..........................................       111,409         (20,930)         94,209
  Other current assets......................................      (145,383)        449,474          52,335
  Accounts payable..........................................       492,246        (591,644)        291,388
  Accrued compensation and related benefits.................       360,794         233,970         138,493
  Accrued clinical expenses.................................      (412,182)       (205,373)        448,450
  Other accrued expenses....................................       167,851          84,161        (215,572)
  Deferred Income...........................................      (200,000)       (300,000)        (19,611)
  Interest payable on note..................................            --              --      (1,153,625)
                                                              ------------    ------------    ------------
Net cash used in operating activities.......................   (14,056,417)    (18,442,471)    (16,836,074)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of short-term investments.........................   (11,136,988)     (5,612,448)    (25,167,799)
Maturities of short-term investments........................     7,000,000      22,860,948      44,394,833
Purchase of property and equipment..........................    (2,000,502)     (1,202,612)     (1,170,621)
Proceeds from disposal of equipment.........................            --              --          23,519
(Increase) decrease in notes receivable.....................       (70,416)        230,893          59,014
Purchase of rights to certain patents.......................    (2,000,000)             --              --
(Increase) decrease in deposits and other assets............        16,269         386,590        (391,713)
                                                              ------------    ------------    ------------
Net cash provided by (used in) investing activities.........    (8,191,637)     16,663,371      17,747,233
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments under capital lease obligations..........      (325,334)       (596,687)       (838,094)
Proceeds (repayment) from bridge loan financing.............    (3,000,000)      3,000,000              --
Repayment of borrowings on line of credit...................            --      (6,000,000)             --
Repayment of note payable...................................            --              --      (4,500,000)
Proceeds from borrowings on line of credit..................            --              --       6,000,000
Proceeds from issuance of preferred stock, net of issuance
  cost......................................................    31,500,000              --              --
Proceeds from issuance of common stock......................       221,362         446,570         569,386
Notes receivable from stockholders..........................            --              --          35,000
                                                              ------------    ------------    ------------
Net cash provided by (used in) financing activities.........    28,396,028      (3,150,117)      1,266,292
                                                              ------------    ------------    ------------
Net increase (decrease) in cash and cash equivalents........     6,147,974      (4,929,217)      2,177,451
Cash and cash equivalents at beginning of year..............     2,339,660       7,268,877       5,091,426
                                                              ------------    ------------    ------------
Cash and cash equivalents at end of year....................  $  8,487,634    $  2,339,660    $  7,268,877
                                                              ============    ============    ============

                See Notes to Consolidated Financial Statements.

                          CARDIAC PATHWAYS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2000

 1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Nature of Business

     Cardiac Pathways Corporation, a Delaware corporation (the "Company"), operates in a single industry segment and designs, develops, manufactures and markets minimally invasive systems to diagnose and treat cardiac tachyarrhythmias.

  Basis of Presentation

     The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Cardiac Pathways B.V. and Cardiac Pathways G.m.b.H. There were no significant intercompany accounts or transactions in fiscal 2000.

     The Company has reclassified certain prior-year balances to conform with current-year presentations.

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

     The carrying amount for the Company's long-term and short-term debt approximates fair value. The fair value of the Company's debt was estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rate for similar types of borrowing arrangements.

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

     The Company sells its products to distributors in Japan, Europe and to hospitals in the United States (see Note 10). The Company does not require collateral and maintains reserves for estimated credit losses. To date, such losses have been within management's expectations and have not been significant.

  Cash, Cash Equivalents and Short-term Investments

     The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. All other liquid investments are classified as short-term investments. Through fiscal 2000, management classified the Company's investment portfolio as held-to-maturity and available-for-sale. Available-for-sale securities are carried at fair value with unrealized gains and losses reported as a separate component of stockholders' equity, if material. The cost of held-to-maturity securities was adjusted for the amortization of premiums and the accretion of discounts to maturity. Such amortization of premiums and accretion of discounts was included in interest income. To date, the Company has not

                          CARDIAC PATHWAYS CORPORATION

                                 JUNE 30, 2000

experienced any significant unrealized gains or losses on available-for-sale securities and, accordingly, no adjustments have been made to stockholders' equity.

     The following is a summary of held-to-maturity and available-for-sale securities at June 30, 2000:

                                                              GROSS         GROSS
                                              AMORTIZED     UNREALIZED    UNREALIZED     ESTIMATED
                DESCRIPTION                     COST          GAINS         LOSSES      FAIR VALUE
                -----------                  -----------    ----------    ----------    -----------
Held-to-maturity:
  U.S. government agency...................  $ 1,000,000     $    --       $    --      $ 1,000,000
  Other government agency..................    1,000,000          --        (2,640)         997,360
Available-for-sale:
  Auction rate preferred stock.............    2,000,000          --            --        2,000,000
  U.S. corporate obligations...............    8,119,109          --        (1,615)       8,117,494
                                             -----------     -------       -------      -----------
                                              12,119,109          --        (4,255)      12,114,854
Amounts classified as cash equivalents.....    7,982,121          --            --        7,982,121
                                             -----------     -------       -------      -----------
Amounts included in short-term
  investments..............................  $ 4,136,988     $             $(4,255)     $ 4,132,733
                                             ===========     =======       =======      ===========

     All short-term investments have maturities due in one year or less, except for $2,000,000 of available-for-sale securities (which the amortized cost equals the estimated fair value), which has a maturity date greater than 10 years.

     At June 30, 1999 the Company had $2,339,660 in cash and cash equivalents which were held primarily in the money market account and had no short-term investments.

     There were no material realized gains or losses for the years ended June 30, 2000 and 1999. The cost of securities sold is based on the specific identification method.

  Inventory

     Inventories are stated at the lower of cost (determined using the first-in, first-out method) or market and consist of the following:

                                                              JUNE 30,
                                                      ------------------------
                                                         2000          1999
                                                      ----------    ----------
Raw materials.......................................  $1,057,454    $1,510,291
Work-in-process.....................................     204,042       174,016
Finished goods......................................     833,682       544,572
                                                      ----------    ----------
                                                      $2,095,178    $2,228,879
                                                      ==========    ==========

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

                          CARDIAC PATHWAYS CORPORATION

                                 JUNE 30, 2000

     Property and equipment consist of the following:

                                                              JUNE 30,
                                                      ------------------------
                                                         2000          1999
                                                      ----------    ----------
Property and equipment:
  Equipment.........................................  $8,319,692    $6,836,138
  Leasehold improvements............................     422,061       422,061
  Equipment-in-process..............................     903,220       622,384
                                                      ----------    ----------
                                                       9,644,973     7,880,583
Less accumulated depreciation and amortization......   6,139,545     4,988,764
                                                      ----------    ----------
                                                      $3,505,428    $2,891,819
                                                      ==========    ==========

  Intangible Asset

     In July 1999, the Company entered into an agreement with a Canadian company to obtain an exclusive worldwide license to certain patents involving the use of ultrasound technology. The terms of the agreement included payments made by the Company to the licensor of $1,000,000 each in August 1999 and January 2000. The intangible asset is amortized over five years.

  Revenue Recognition

     Revenue from disposable products is recognized at the time of shipment. Revenue from equipment is recognized upon shipment and the completion of certain installation and acceptance criteria. Generally, revenue from sales to distributors is recognized at the time of shipment.

  Product Warranties

     The Company warrants its equipment for a period of one year. The Company provides for estimated warranty costs concurrent with the recognition of revenue.

  Deferred Income

     Included in deferred income at June 30, 2000 and 1999, the Company had $2,330,862 and $2,630,862 of deferred royalty income, respectively, related to one of its diagnostic catheter systems (see Note 9). Income earned from this royalty agreement is recorded as a component of net sales. The Company deferred $100,000 of product revenue at June 30, 2000.

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

                          CARDIAC PATHWAYS CORPORATION

                                 JUNE 30, 2000

  Net Loss Per Share

     Basic and diluted net loss per share is computed using the weighted average number of shares of common shares outstanding during the period. The Company has other securities outstanding (Series B Convertible Preferred Stock Warrants, and Stock Options -- See note 4) that could dilute basic earnings per share in the future that were not included in the computation of diluted net loss per share in the periods presented as their effect is antidilutive.

     The following table sets forth the computation of net loss per share:

                                                               YEAR ENDED JUNE 30,
                                                   --------------------------------------------
                                                       2000            1999            1998
                                                   ------------    ------------    ------------
Net loss attributable to common stockholders.....  $(20,627,464)   $(18,565,775)   $(17,498,797)
                                                   ============    ============    ============
Basic and diluted:
  Weighted-average shares of common stock used in
     computing basic and diluted net loss per
     share.......................................     2,053,000       1,987,000       1,930,000
                                                   ============    ============    ============
Basic and diluted net loss per share.............  $     (10.05)   $      (9.34)   $      (9.07)
                                                   ============    ============    ============

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

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101") that must be adopted in the quarter ended June 30, 2000. SAB 101 summarizes certain areas of the Staff's views in applying generally accepted accounting principles to revenue in financial statements. Although the Company believes that its current revenue recognition principles comply with SAB 101, additional guidance is expected to be issued by the SEC staff and the Company will evaluate the affect of adopting SAB 101 at that point.

 2. DEBT

     In May 1999, in connection with the Series B Preferred Stock Financing, the Company obtained a convertible bridge loan of $3,000,000 from certain participating investors. The bridge loan bore interest at the prime rate plus 2.00%. The promissory notes issued in connection with the bridge loan were convertible into shares of Series B Convertible Preferred Stock at the same price as the share issued in the financing. In July 1999, the bridge loan and related accrued interest was converted into 3,052 shares of Series B Preferred Stock concurrent with the closing of the financing (see note 4).

                          CARDIAC PATHWAYS CORPORATION

                                 JUNE 30, 2000

 3. COMMITMENTS

     The Company leases facilities and equipment under noncancelable lease agreements. Future minimum lease payments were as follows:

                                                           JUNE 30, 2000
                                                       ----------------------
                                                       CAPITAL     OPERATING
                                                        LEASES       LEASES
                                                       --------    ----------
2001.................................................  $279,925    $  774,224
2002.................................................    88,205       749,424
2003.................................................        --       747,420
2004.................................................        --       247,136
2005.................................................        --            --
Thereafter...........................................        --            --
                                                       --------    ----------
          Total minimum lease payments...............   368,130    $2,518,204
Less amount representing interest....................    25,358
                                                       --------
Present value of minimum lease payments..............   342,772
Less current portion.................................   257,714
                                                       --------
Long-term portion....................................  $ 85,058
                                                       ========

     The Company leases its facilities under operating lease agreements that extend through October 2003. Rent expense, net of sublease income, was approximately, $825,649, $730,323, and $364,000 for the years ended June 30, 2000, 1999 and 1998, respectively. The Company leases certain equipment under long-term leases, the terms of which qualify as capital leases. Capital lease obligations are collateralized with leased equipment.

     The Company's equipment acquired under capital lease arrangements and related accumulated amortization are as follows:

                                                              JUNE 30,
                                                      ------------------------
                                                         2000          1999
                                                      ----------    ----------
Equipment at cost...................................  $4,018,000    $4,018,000
Less accumulated amortization.......................   3,676,000     3,334,000
                                                      ----------    ----------
                                                      $  342,000    $  684,000
                                                      ==========    ==========

     Amortization expense of assets under capital leases is included in depreciation expense.

     At June 30, 2000, the Company had approximately $213,455 in noncancelable commitments with suppliers to provide components in the normal course of business.

 4. STOCKHOLDERS' EQUITY

  Common Stock

     The Company is authorized to issue 6,000,000 shares of common stock, $.001 par value per share, of which a total of 3,078,486 and 2,007,904 shares were outstanding at June 30, 2000 and 1999, respectively. In May 1999, the Company's Board of Directors authorized a 1-for-5 reverse common stock split. All share and per share amounts reflect this reverse common stock split.

                          CARDIAC PATHWAYS CORPORATION

                                 JUNE 30, 2000

  Preferred Stock

     In July 1999, the Company's stockholders authorized and the Company completed a $32 million offering of Series B Convertible Preferred Stock at $1,000 per share to a group of accredited investors. In connection with the Series B Convertible Preferred Stock financing, the Company raised $31.5 million, net of issuance costs. The Series B Convertible Preferred Stock is redeemable by the Company. At any time after May 31, 2004, the holders of a majority of the then outstanding shares of Series B Convertible Preferred Stock, voting as a single class, may request that the Company redeem the outstanding shares of Series B Convertible Preferred Stock. The Company is not obligated to honor a redemption request but must thereafter increase the cumulative dividend by 6%. The Company is authorized to issue 5,000,000 shares of undesignated preferred stock, $.001 par value per share. Preferred stock may be issued from time to time in one or more series. The Board of Directors is authorized to determine the rights, preferences, privileges, and restrictions granted to and imposed upon any wholly unissued series of preferred stock and to fix the number of shares of any series of preferred stock and the designation of any such series without any vote or action by the Company's stockholders. At June 30, 2000, the Company had 27,250 shares of Series B Convertible Preferred Stock outstanding, and the Company had no shares of Series B Convertible Preferred Stock outstanding in fiscal 1999.

     The June 30, 2000 balance sheet also reflects the discount or beneficial conversion feature present in the convertible securities. The discount was being recognized as a return to the preferred stockholders (similar to a dividend) over the minimum period in which the preferred stockholders can realize return, immediately for the Series B Convertible Preferred stockholders. The discount has been accreted to additional paid in capital in the June 30, 2000 balance sheet. Each share of Series B Convertible Preferred Stock is initially convertible into 200 shares of the Company's Common Stock, at the option of the holder. Each share of Series B Convertible Preferred Stock shall automatically be converted into the Company's common stock upon the election of a majority of the holders of the Series B Convertible Preferred Stock. Each share of Series B Convertible Preferred Stock shall entitle the holder thereof to that number of votes on all matters submitted to a vote of the stock holders of the Company equal to the number of shares of common stock into which the Series B Convertible Preferred Stock can be converted.

     The Series B Convertible Preferred Stock Purchase Agreement specifies that, when and as if dividends are declared, the holder of Series B Convertible Preferred Stock are entitled to a cumulative dividend equal to 11% of the purchase price paid for each share of Series B Convertible Preferred Stock, per share, per year. If the Series B Convertible Preferred Stock is not redeemed prior to May 31, 2004, the cumulative dividend payable shall be increased by 6 percentage points at the beginning of each year after such date. The Series B Convertible Preferred Stock has a liquidation preference equal to the initial purchase price plus any accrued and unpaid dividends upon the occurrence of a liquidation, a merger or the sale of all or substantially all of the Company's stock or assets. As a result of the liquidation preference, in the event of a liquidation, merger or the sale of substantially all of the Company's stock or assets, the holders of Series B Convertible Preferred Stock will receive their original purchase price plus any accrued and unpaid dividends prior to any distribution to the holders of common stock. After such payment any remaining proceeds would be distributed ratably among the holders of Series B Convertible Preferred Stock and holders of common stock. All share and per share amounts reflect the reverse common stock split.

     Because the two largest Series B Convertible Preferred Stock holders control 3 of the 5 seats (60%) on the board of directors, the June 30, 2000 balance sheet reflects the accrual of the Series B Convertible Preferred Stock cumulative dividends. The members of the Company's board of directors include Mark J. Brooks, Anchie Y. Kuo, M.D., and M. Fazle Husain, nominees of the Series B Convertible Preferred Stockholders, Thomas M. Prescott, CEO and William Starling, a former director, chief executive officer and

                          CARDIAC PATHWAYS CORPORATION

                                 JUNE 30, 2000

president of the Company. The consent of the directors nominated by the Series B Convertible Preferred Stock will be required to increase the number of directors above the number currently in office.

     During fiscal 2000, one of the Series B Convertible Preferred Stock holders converted their shares of Series B Convertible Preferred Stock (5,000 shares) to common stock (1,000,000 shares). The accrued but undeclared dividends at that date have been accounted for as an additional contribution to equity.

  Stock Warrants

     The Company has issued warrants to purchase common stock in connection with various financing and lease agreements. The fair value of warrants issued in connection with lease transactions was expensed. The following warrants to purchase common stock were outstanding at June 30, 2000:

        PRICE PER   AGGREGATE    EXPIRATION
SHARES    SHARE       PRICE         DATE
------  ---------   ----------   ----------
 7,034   $42.65     $  300,000   July 2009
 4,000    43.50        174,000   June 2001
15,394    65.63      1,010,231   June 2001
 2,200    75.00        165,000   June 2001

     In May 1999, the Company issued warrants to purchase 300 shares of Series B Preferred Stock in connection with the convertible bridge loan noted above (see note 2). The warrants are exercisable at $1,000 per share and expire in May 2004. As of June 30, 2000 none of the preferred stock warrants had been exercised.

  Stock Option Plans

     In July 1991, the Board of Directors of the Company approved the Company's 1991 Stock Option Plan (the "Plan"). The Plan provides for the issuance of incentive and nonstatutory options to employees, officers, and consultants of the Company to acquire common stock of the Company. The Plan, as amended, provides for the granting of options for up to 1,313,406 shares of common stock of the Company, which includes 800,000 shares approved by the stockholders in July 1999. The exercise price of incentive stock options granted under the Plan may not be less than 100% (110% in the case of any options granted to a person who owns more than 10% of the total combined voting power of all classes of stock of the Company) of the fair market value of the common stock subject to the option on the date of grant. Options granted under the Plan generally become exercisable over a four-year period and generally expire ten years from the date of grant. Expired options become available under the Plan. At June 30, 2000, a total of 1,357,389 shares of common stock have been reserved for issuance under the Plan (see Note 13).

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

     During the years ended June 30, 1997 and 1996, the Company recorded deferred compensation of approximately $856,000 and $192,000, respectively, representing the difference between the grant price and the fair value of the Company's common stock for certain options granted during those years. The deferred

                          CARDIAC PATHWAYS CORPORATION

                                 JUNE 30, 2000

compensation is amortized over the period for which the related stock options become exercisable, which is generally four years. During the year ended June 30, 2000 and 1999, the company decreased unamortized deferred compensation by approximately $72,000 and $134,000, respectively, to reflect the cancellation of certain unvested stock options for which deferred compensation was previously recorded. Amortization of deferred compensation was approximately $109,000, $191,000 and $262,000 for the years ended June 30, 2000, 1999 and 1998, respectively.

     In April 1996, the Company adopted the 1996 Director Option Plan (the "Director Plan"). The Director Plan provides for the granting of options for up to 12,000 shares of common stock of the Company. The option grants under the Director Plan are automatic and non-discretionary, and the exercise price of the options is 100% of the fair market value of the common stock on the grant date. The Director Plan provides for an initial grant of options to purchase 2,600 shares of common stock to each new non-employee director. In addition, each non-employee director will automatically be granted an option to purchase 140 shares of common stock annually. Options granted under the Director Plan become exercisable over a four-year period and expire ten years from the date of grant. At June 30, 2000, a total of 12,000 shares of common stock has been reserved for issuance under the Director Plan.

     In August 1998, the Board of Directors of the Company approved the Company's 1998 Nonstatutory Stock Option Plan (the "Supplemental Plan"). The Supplemental Plan provides for the issuance of nonstatutory options to non-officer employees and consultants of the Company to acquire common stock of the Company. The Supplemental Plan, as amended, provides for the granting of options for up to 480,000 shares of common stock of the Company, including 400,000 shares approved by the Company's Board of Directors in July 1999. Options granted under the Supplemental Plan generally become exercisable over a four-year period and generally expire ten years from the date of grant. Expired options become available under the Supplemental Plan. At June 30, 2000, a total of 476,880 shares of common stock were reserved for issuance under the Supplemental Plan (see Note 13).

     The fair value of option grants related to the above plans is estimated on the date of grant using the Black-Scholes pricing model with the following assumptions for the years ended June 30, 2000, 1999 and 1998:

                                                                 JUNE 30,
                                                  --------------------------------------
                                                     2000          1999          1998
                                                  ----------    ----------    ----------
Risk-free interest rate.........................    6.05%         6.02%         5.75%
Expected life...................................  3.77 years    3.81 years    3.73 years
Expected volatility.............................     118%         78.8%         76.20%
Dividend yield..................................      --            --            --

                          CARDIAC PATHWAYS CORPORATION

                                 JUNE 30, 2000

     The following is a summary of activity under the stock option plans:

                                                       YEAR ENDED JUNE 30,
                               -------------------------------------------------------------------
                                       2000                    1999                   1998
                               ---------------------    -------------------    -------------------
                                            WEIGHTED               WEIGHTED               WEIGHTED
                                            AVERAGE                AVERAGE                AVERAGE
                                            EXERCISE               EXERCISE               EXERCISE
        STOCK OPTIONS           SHARES       PRICE      SHARES      PRICE      SHARES      PRICE
        -------------          ---------    --------    -------    --------    -------    --------
Outstanding at July 1........    286,667     $20.37     242,538     $27.30     205,552     $17.60
  Granted....................  1,512,706     $ 4.25     161,919     $14.01      93,337     $38.75
  Exercised..................    (33,781)    $ 4.52     (32,436)    $ 9.68     (41,776)    $ 5.40
  Canceled...................   (339,621)    $12.19     (85,354)    $32.06     (14,575)    $34.65
                               ---------                -------                -------
Outstanding at June 30.......  1,425,971     $ 5.59     286,667     $20.37     242,538     $27.30
                               ---------                -------                -------
Exercisable at June 30.......    211,641     $11.80     113,075     $22.08     106,409     $15.65
Weighted average fair value
  of options granted.........                $ 3.70                 $10.02                 $20.10
Shares available for grant...    420,548                 93,633                 26,195

     The following table summarizes information for outstanding and exercisable options at June 30, 2000:

                                OPTIONS OUTSTANDING
                 -------------------------------------------------        OPTIONS EXERCISABLE
                               WEIGHTED AVERAGE                      ------------------------------
   RANGE OF        NUMBER         REMAINING       WEIGHTED AVERAGE     NUMBER      WEIGHTED AVERAGE
EXERCISE PRICES  OUTSTANDING   CONTRACTUAL LIFE    EXERCISE PRICE    OUTSTANDING    EXERCISE PRICE
---------------  -----------   ----------------   ----------------   -----------   ----------------
$ 1.15 - $ 3.53     256,634          9.31              $ 3.04           14,744          $ 1.76
$ 3.75 - $ 4.50     793,074          9.26              $ 4.28           95,472          $ 4.50
$ 4.63 - $33.13     341,077          8.98              $ 6.71           72,010          $10.55
$33.15 - $75.00      35,186          7.16              $42.90           29,415          $43.62
                  ---------                                            -------
$ 1.15 - $75.00   1,425,971          9.15              $ 5.59          211,641          $11.80
                  =========                                            =======

  Employee Stock Purchase Plan

     In April 1996, the Company adopted the 1996 Employee Stock Purchase Plan (the "Purchase Plan"). The Purchase Plan, as amended, provides for the purchase by employees of up to 24,600 shares of the Company's common stock. In August 1998, the Board of Directors of the Company approved the termination of the 1996 ESPP and the adoption of the Cardiac Pathways Corporation 1998 Employee Stock Purchase Plan (the "1998 ESPP") including the initial reservation of 20,000 shares of Common Stock under the 1998 ESPP. The 1998 ESPP provides for consecutive, overlapping 24-month offering periods. Each offering period consists of four semi-annual purchase periods and is designed to allow eligible employees to purchase common stock through payroll deductions at a price equal to 85% of the lesser of the fair market value of the Company's common stock on the first day of the applicable offering period or the last day of the respective purchase period. The 1998 ESPP provides for an annual increase in the number of Common Stock shares reserved equal to the lesser of 40,000 shares or 1.5% of the Company's outstanding Common Stock. The maximum number of Common Stock shares reserved for issuance under the 1998 ESPP cannot exceed 196,000. The adoption of the 1998 ESPP was approved by the stockholder in November 1998.

     During the years ended June 30, 2000, 1999 and 1998, a total of 36,801, 16,274 and 12,711 shares were purchased, respectively, under the Employee Stock Purchase Plans at prices ranging from $1.86 to $39.85 per share. At June 30, 2000 there were 147,300 shares reserved for future issuance under the 1998 ESPP.

                          CARDIAC PATHWAYS CORPORATION

                                 JUNE 30, 2000

     The estimated fair value of purchase rights under the Company's Employee Stock Purchase Plan is determined using the Black-Scholes pricing model with the following assumption for the years ended June 30, 2000, 1999 and 1998:

                                                                JUNE 30,
                                                    --------------------------------
                                                      2000        1999        1998
                                                    --------    --------    --------
Risk-free interest rate...........................   5.91%       5.16%       5.54%
Expected life.....................................  6 months    6 months    6 months
Expected volatility...............................   72.62%      78.75%      76.20%
Dividend yield....................................     --          --          --

     For the years ended June 30, 2000, 1999 and 1998 the weighted average fair value of purchase rights under the plan was $1.94, $3.46 and $13.90, respectively.

  Pro Forma Compensation Expense

     The Company has adopted the disclosure-only provisions of FAS 123, and accordingly, no compensation expense has been recorded for stock awards to employees granted at market price on the date of grant. Had compensation expense for the Company's stock plans been determined based on the fair value methodology, the Company's net loss and net loss per share would have been reported as the following pro forma amounts:

                                                       YEAR ENDED JUNE 30,
                                           --------------------------------------------
                                               2000            1999            1998
                                           ------------    ------------    ------------
Net loss -- reported.....................  $(20,627,464)   $(18,565,775)   $(17,498,797)
Net loss -- pro forma....................  $(22,273,698)   $(19,690,069)   $(19,094,636)
Net loss per share -- as reported........  $     (10.05)   $      (9.34)   $      (9.07)
Net loss per share -- pro forma..........  $     (10.90)   $      (9.91)   $      (9.89)

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

     After becoming exercisable, each Right entitles its holder to purchase for $125 an amount of common stock of the Company, or in certain circumstances, securities of the acquirer, having a then current market value equal to two times the exercise price of the Right. The Rights expire on April 21, 2007

 5. INCOME TAXES

     Due to operating losses and the inability to recognize an income tax benefit therefrom, there was no provision for income taxes for the years ended June 30, 2000, 1999 and 1998.

                          CARDIAC PATHWAYS CORPORATION

                                 JUNE 30, 2000

     Deferred income taxes reflect the net effects of tax carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets were as follows:

                                                                    JUNE 30,
                                                          ----------------------------
                                                              2000            1999
                                                          ------------    ------------
Net operating loss carryforwards........................  $ 31,300,000    $ 25,800,000
Capitalized research costs..............................     3,000,000       2,600,000
Research credit carryforwards...........................     3,000,000       3,300,000
Deferred revenue........................................     1,000,000       1,000,000
Other...................................................     1,500,000       1,500,000
                                                          ------------    ------------
  Subtotal..............................................    39,800,000      34,200,000
Valuation allowance.....................................   (39,800,000)    (34,200,000)
                                                          ------------    ------------
          Total deferred tax asset......................  $         --    $         --
                                                          ============    ============

     As of June 30, 2000, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $89,600,000 and $14,500,000, respectively. The net operating loss and credit carryforwards described above will expire at various dates beginning in the years 2001 through 2020, if not utilized. Utilization of the net operating losses and credits may be subject to a substantial annual limitation due to the ownership change provisions. These annual limitations may result in the expiration of net operating losses and credits before utilization.

     The increase in the valuation allowance was approximately $ 5,600,00 and $7,600,000 for years ended June 30, 2000 and 1999, respectively.

 6. RISKS DUE TO CONCENTRATIONS

  Dependence on Systems

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

  Dependence on Key Distributors

     The Company currently relies upon international distributors of specialty cardiovascular products to market and sell its products. A large percentage of the Company's revenues are derived from sales of its Japanese distributor, Japan Lifeline Company, Ltd. ("Japan Lifeline"). Sales to Japan Lifeline accounts for 49%, 52% and 80% of the Company's net sales in fiscal 2000, 1999 and 1998 respectively.

                          CARDIAC PATHWAYS CORPORATION

                                 JUNE 30, 2000

 7. SUPPLEMENTAL CASH FLOW INFORMATION

                                                     2000         1999         1998
                                                  ----------    --------    ----------
Capital lease obligations incurred to acquire
  Equipment.....................................  $       --    $226,402    $  635,085
Cash paid for interest..........................      68,488     613,026     1,672,205
Issuance of preferred stock for note
  receivable....................................     250,000          --            --
Conversion of preferred stock to common stock...     515,625          --            --
Beneficial conversion feature related to the
  issuance of preferred stock...................     960,000          --            --
Preferred stock dividends.......................   3,300,000          --            --

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

     In May 1999, the Company entered into an employment agreement with an officer of the Company pursuant to which the officer is entitled to a $250,000 loan from the Company at a 7% interest rate to purchase 250 shares of the Company's Series B Convertible Preferred Stock. In March 2000, the loan was executed for the purchase of the stock and currently reflected in the Company's Balance Sheet.

 9. RELATIONSHIP WITH ARROW INTERNATIONAL, INC.

     In December 1995, the Company entered into a distribution and manufacturing rights agreement related to certain of the Company's diagnostic catheter products and the Company received a $3,000,000 prepaid royalty. This amount was recorded as deferred royalty income. During the year ended June 30, 1999, the Company began amortizing deferred royalty income on a straight-line basis over the estimated remaining life of the related catheter patents. For the years ended June 30, 2000, 1999, and 1998, the Company recorded royalty income of approximately $300,000, $300,000 and $20,000, respectively.

10. INDUSTRY SEGMENT, CUSTOMER AND GEOGRAPHIC INFORMATION

     The Company operates in a single industry segment with principal manufacturing and distribution operations located in the United States. The Company also operates limited sales and distribution activities through its European subsidiaries, Cardiac Pathways G.m.b.H. in Germany.

     Net sales primarily consist of product sales to distributors located in Japan and Europe, and direct sales to hospitals in the United States.

     See Note 6 for dependence on key distributors.

                          CARDIAC PATHWAYS CORPORATION

                                 JUNE 30, 2000

     All export and other foreign sales are denominated in U.S. dollars. The following table summarizes net sales including export and other foreign sales by geographic region:

                                                  YEAR ENDED JUNE 30,
                                         --------------------------------------
                                            2000          1999          1998
                                         ----------    ----------    ----------
United States..........................  $2,543,860    $  963,905    $  321,491
Japan..................................   3,343,318     2,280,433     1,924,538
Europe.................................     933,611     1,162,032       173,787
                                         ----------    ----------    ----------
                                         $6,820,789    $4,406,370    $2,419,816
                                         ==========    ==========    ==========

     The following table presents information about the Company's operations located in certain geographical areas:

         YEAR ENDED JUNE 30,                U.S.          EUROPE      ELIMINATIONS    CONSOLIDATED
         -------------------            ------------    ----------    ------------    ------------
2000
Sales to unaffiliated customers.......  $  6,820,789                                  $  6,820,789
          Total revenue...............  $  6,820,289                                  $  6,820,789
                                        ============                                  ============
Operating income (loss)...............  $(17,057,639)                                 $(17,057,639)
Other income..........................                                                     690,176
                                                                                      ------------
Net loss..............................                                                $(16,367,463)
                                                                                      ------------
Identifiable assets...................  $ 21,765,265                                  $ 21,765,265
                                        ============                                  ============
1999
Sales to unaffiliated customers.......  $  3,763,947    $  642,423                    $  4,406,370
Transfers between geographic areas....       270,281            --      (270,281)               --
                                        ------------    ----------     ---------      ------------
          Total revenue...............  $  4,034,228    $  642,423     $(270,281)     $  4,406,370
                                        ------------    ----------     ---------      ------------
Operating income (loss)...............  $(18,568,772)   $  (53,456)      (20,914)     $(18,643,142)
Other income..........................                                                      77,367
                                                                                      ------------
Net loss..............................                                                $(18,565,775)
                                                                                      ============
Identifiable assets...................  $  7,871,898    $1,106,090     $ (72,146)     $  8,905,842
                                        ============    ==========     =========      ============
1998
Sales to unaffiliated customers.......  $  2,057,193    $  362,623                    $  2,419,816
Transfers between geographic areas....       220,576            --      (220,576)               --
                                        ------------    ----------     ---------      ------------
          Total revenue...............  $  2,277,769    $  427,023     $(220,576)     $  2,419,816
                                        ============    ==========     =========      ============
Operating income (loss)...............  $(18,845,430)   $   18,391     $ (25,964)     $(18,853,003)
Other income..........................                                                   1,354,206
                                                                                      ------------
Net loss..............................                                                $(17,498,797)
                                                                                      ============
Identifiable assets...................  $ 30,919,990    $  107,081     $ (92,494)     $ 30,934,577
                                        ============    ==========     =========      ============

11. RELATED PARTY TRANSACTIONS

     The Company sold $0 during the year ended June 30, 2000 and approximately $68,000 during the year ended June 30, 1999, of catheter products and equipment to a hospital for which a former director of the Company is a practicing electrophysiologist.

     During the year ended June 30, 1998, the Company sold approximately $50,000 of research equipment to Conway-Stuart Medical, Inc. ("Conway-Stuart"), a medical device company. Proceeds from the sale of

                          CARDIAC PATHWAYS CORPORATION

                                 JUNE 30, 2000

equipment were recorded to other income. There is a director of the Company who is also a former officer who has a direct financial interest in Curon Medical, formerly Conway-Stuart.

12. EMPLOYEE BENEFIT PLAN

     The Company has an employee 401(k) salary deferral plan that allows voluntary contributions by all full-time employees. Eligible employees may contribute from 1% to 15% of their respective compensation, subject to statutory limitations, and the Company may match a percentage of employee contributions at the discretion of the Board of Directors. The Company made matching contributions to certain eligible employees in the plan of approximately $38,000, $53,000 and $38,000 for the years ended June 30, 2000, 1999 and 1998, respectively.

13. CONTINGENT LIABILITIES

     The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of the matters is not expected to have a material adverse effect, if any, on the Company's consolidated financial position or results of operations.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                                                                     ADDITIONS
                                                       BALANCE AT    CHARGED TO                BALANCE AT
                                                      BEGINNING OF   COSTS AND                   END OF
                    DESCRIPTIONS                         PERIOD       EXPENSES    DEDUCTIONS     PERIOD
                    ------------                      ------------   ----------   ----------   ----------
Allowance for Doubtful Accounts:
  June 30, 1998.....................................    $  9,500      $ 7,000         $--       $ 16,500
  June 30, 1999.....................................      16,500       88,500         --         105,000
  June 30, 2000.....................................     105,000       34,269         --         139,269

                                 EXHIBIT INDEX

    3.1(1)     Restated Certificate of Incorporation of the Registrant.
    3.2(1)     Bylaws of Registrant.
    3.3(7)     Certificate of Designation of Series B Preferred Stock.
    4.1(2)     Preferred Share Rights Agreement, dated April 22, 1997
               between the Registrant and Norwest Bank Minnesota, N.A.
    4.1.1(9)   Amendment No. 1 to Preferred Share Rights Agreement.
    10.1(1)    Form of Indemnification Agreement between the Registrant and each of its directors and officers.
    10.2(6)    1991 Stock Plan and form of Stock Option Agreement
               thereunder.
    10.3(5)    1996 Director Option Plan and form of Director Stock Option
               Agreement thereunder.
    10.8+(1)   Exclusive License Agreement dated May 24, 1995.
    10.9(1)    Manufacturing and Supply Agreement between the Registrant
               and Arrow International Inc. dated March 8, 1995.
    10.10(1)   Exclusive International Distributor Agreement between the
               Registrant and Arrow International dated March 8, 1995.
    10.11(1)   Lease dated June 25, 1993 between the Registrant and Brock
               Properties.
    10.11.1(4) Lease Modification Agreement effective as of February 24,
               1998 between the Registrant And Brock Properties.
    10.12(1)   Master Lease Agreement dated December 1, 1993 between the
               Registrant and Linc Capital Management Services, Ltd., as
               amended.
    10.12.1(8) Amendment No. 5 to Master Lease Agreement dated December 1,
               1993 between the Registrant and Linc Capital Management
               Services, Ltd.
    10.15(5)   1998 Employee Stock Purchase Plan.
    10.17(3)   Lease Agreement dated April 27, 1998 between the Registrant and Lincoln Property Company Management Services, Inc. for
               the premises located at 824 W. California Ave., Sunnyvale,
               California 94086.
    10.22(6)   Cardiac Pathways Corporation 1998 Nonstatutory Option Plan.
    10.23(7)   Series B Convertible Preferred Stock Purchase Agreement.
    10.24(7)   Registration Rights Agreement dated May 20, 1999.
    10.25(9)   Employment Agreement with Thomas M. Prescott dated May 18,
               1999.
    10.26      Employment Agreement with Eldon M. Bullington dated January
               3, 2000.
    10.27      Employment Agreement with Sandra L. Miller dated January 3,
               2000.
    10.28(9)+  Exclusive Licensing Agreement between the Registrant and
               Sonometrics corporation Date July 21, 1999
    10.29      Employment Agreement with Michael N. Forrest dated July 24,
               2000.
    10.30(9)   Employment Agreement with Richard E. Riley dated June 1,
               1992.
    10.31      Employment Agreement with Robert K. Weigle dated January 17,
               2000
    10.32      Consulting Agreement with William N. Starling dated January
               1, 2000.
    23.1       Consent of Ernst & Young LLP, Independent Auditors.
    24.1       Power of Attorney (see page 42).
    27.1       Financial Data Schedule

---------------
 + Confidential treatment has been granted for portions of these agreements. Omitted portions have been filed separately with the Commission.

(1) Incorporated by reference to exhibits filed with Registrant's Registration Statement on Form S-1 (Reg. No. 333-3616) as declared effective by the Commission on June 12, 1996.

(2) Incorporated by reference to exhibits filed with the Registrant's Registration Statement on Form 8-A (Reg. No. 000-28372) as declared effective by the Commission on May 22, 1997

(3) Incorporated by reference to exhibits filed with the Registrant's Registration Annual Report on Form 10-K for the year ended June 30, 1998.

(4) Incorporated by reference to exhibits filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.

(5) Incorporated by reference to exhibits filed with Registrant's Registration Statement on Form S-8 (Reg. No. 333-84777) as declared effective by the Commission on December 17, 1998.

(6) Incorporated by reference to exhibits filed with the Registrant's Registration Statement on Form S-8 (Reg. No. 333-69095) as declared effective by the Commission on August 9, 1999.

(7) Incorporated by reference to exhibits filed with Registrant's Form 8-K on August 3, 1999.

(8) Incorporated by reference to exhibits filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997.

(9) Incorporated by reference to exhibits filed with the Registrant's Registration Annual Report on Form 10-K for the year ended June 30, 1999.