Form 10-K405/A
period 2000-06-30
CARDIAC PATHWAYS CORP
filed 2000-10-26
CIK 1012367

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                  FORM 10-K/A

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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

     The Board of Directors of Cardiac Pathways Corporation ("Cardiac Pathways" or the "Company") currently has five members, divided into three classes serving staggered terms of three years. Currently, there is one director in Class I, two directors in Class II and two directors in Class III. The Class II directors are to be elected at the Company's annual meeting which is currently scheduled to occur on December 1, 2000. The Class III directors and the Class I director will be elected at the Company's 2001 and 2002 annual meetings, respectively. Set forth below is information regarding the members of the Company's Board of Directors. This information is current as of October 26, 2000.

                               CLASS II DIRECTORS

           NAME              AGE                       POSITION
           ----              ---                       --------
Mark J. Brooks.............  34     Director
M. Fazle Husain............  36     Director

     MARK J. BROOKS has served as a Director of Cardiac Pathways since July 1999. Mr. Brooks is a general partner and managing director of BA Venture Partners where he has been employed since June 1995. From September 1993 to July 1995, Mr. Brooks was a senior associate at Mercer Management Consulting. Prior to that time, Mr. Brooks was a loan officer in the Media Group of Manufacturers Hanover Trust Company. Mr. Brooks is a member of the boards of directors of ManorHouse Retirement Centers, LivHome.com, InPatient Management Consultants, Inc., esurg.com, Sylantro Systems, Inc. and U.S. Healthworks, Inc.

     M. FAZLE HUSAIN has served as a Director of Cardiac Pathways since July 1999. Mr. Husain is a principal of Morgan Stanley Dean Witter & Co., an investment banking firm, where he has been employed since 1991. Mr. Husain is also a Managing Member of Morgan Stanley Venture Partners III, L.L.C., the General Partner of Morgan Stanley Venture Partners III, L.P., Morgan Stanley Venture Investors III, L.P. and The Morgan Stanley Venture Partners Entrepreneur Fund, L.P. Mr. Husain was also employed at Morgan Stanley Dean Witter from 1987 until 1989. Mr. Husain focuses on investments in the life sciences and information technology industries, including healthcare services, medical devices and healthcare information technology. Mr. Husain is also a member of the boards of directors of IntegraMed America, Inc., AllScripts, Inc., U.S. Healthworks, Inc., MedSite, Inc., Network Oil, Inc., PeopleClick.com, Inc., Health Stream, Inc., Cross Country Staffing and The Medicines Company.

                              CLASS III DIRECTORS

           NAME              AGE                       POSITION
           ----              ---                       --------
Thomas M. Prescott.........  45     Chief Executive Officer, President and Director
Anchie Kuo, M.D............  40     Director

     THOMAS M. PRESCOTT has served as Cardiac Pathways' President and Chief Executive Officer since May 1999 and has been a director since June 1999. Before joining Cardiac Pathways, Mr. Prescott was Vice President and General Manager of a respiratory business unit of Mallinckrodt, Inc. from August 1996 to May 1999. Mr. Prescott served in other senior leadership roles at Nellcor, Inc. from April 1994 until Nellcor's acquisition by Mallinckrodt in August 1997. Prior to that time, Mr. Prescott served in various roles at General Electric Medical Systems and Siemens. Mr. Prescott is a member of the board of directors of Cohesion Technologies, Inc.

     ANCHIE KUO, M.D. has been a director of Cardiac Pathways since July 1999. Dr. Kuo is a managing partner of Landbridge Capital. Prior to that, Dr. Kuo was a partner of BA Venture Partners, where he was employed since 1994. Prior to joining BankAmerica Ventures, Dr. Kuo was a general partner of Ventures Medica. Dr. Kuo is also a member of the boards of directors of Immusol, Inc., The Call Doctor Company, Inc., Knowledge Anywhere, Inc., Jintek, Inc., Cardio Now, Inc. and Rethink, Inc.

                                CLASS I DIRECTOR

                            NAME                              AGE    POSITION
                            ----                              ---    --------
William N. Starling.........................................  47     Director

     WILLIAM N. STARLING has been a director of Cardiac Pathways since 1991 and from January 1992 to May 1999, Mr. Starling served as the President and Chief Executive Officer of Cardiac Pathways. Mr. Starling currently serves as managing general partner of Synecor, LLC, as Chief Executive Officer and as a director of IsoStent, Inc., and as a director of RadioTherapeutics Corporation and Xoft Microtubes. Mr. Starling also serves on the Board of Visitors at the Keenan-Flagler Business School at the University of North Carolina at Chapel Hill.

EXECUTIVE OFFICERS

     The information required by this item concerning the Company's executive officers is set forth in Part I of the Company's annual report on Form 10-K for the fiscal year ended June 30, 2000 filed with the Securities and Exchange Commission on September 22, 2000.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Exchange Act requires Cardiac Pathways' executive officers and directors, and persons who own more than ten percent of a registered class of the Cardiac Pathways' equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC") and the National Association of Securities Dealers, Inc. Executive officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish Cardiac Pathways with copies of all Section 16(a) forms they file. Based solely on its review of the copies of such forms received by it, or written representations from reporting persons, we believe that, during the fiscal year ended June 30, 2000, all such forms were filed on a timely basis.

ITEM 11. EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE

     The following Summary Compensation Table sets forth certain information regarding the compensation of the current Chief Executive Officer of the Company, and those executive officers of the Company who earned more than $100,000* during the fiscal year ended June 30, 2000, for services rendered in all capacities to the Company for the fiscal years indicated.

                                                                                                 LONG-TERM
                                                                                               COMPENSATION
                                                                                                  AWARDS
                                                                                               -------------
                                                                                                 NUMBER OF
                                                      ANNUAL COMPENSATION                       SECURITIES
                                                      --------------------    OTHER ANNUAL      UNDERLYING
     NAME AND PRINCIPAL POSITION        FISCAL YEAR   SALARY($)   BONUS($)   COMPENSATION($)   OPTIONS(#)(1)
     ---------------------------        -----------   ---------   --------   ---------------   -------------
Thomas M. Prescott....................     2000       $233,654    $46,759       $165,022(2)       287,306
  President, Chief Executive Officer       1999         10,817         --             --           60,000
  And Director                             1998             --         --             --               --
Debra S. Echt, M.D.(3)................     2000        247,652         --             --          100,000
  Vice President and                       1999        200,011     50,000             --            3,369
  Chief Medical Officer                    1998        212,394         --            949(4)         3,000
Richard E. Riley......................     2000        210,769     25,000             --          100,000
  Executive Vice President                 1999        154,865         --             --            3,024
  Research and Development                 1998        150,000         --         10,000(4)         1,000
Jon P. Hunt(5)........................     2000        199,685         --         67,078(4)       100,000
  Vice President Sales and Marketing       1999        143,510         --         50,483(6)         4,544
                                           1998         39,231         --             --           18,000

---------------
* Ms. Sandy L. Miller, Vice President, Operations, Mr. Eldon M. Bullington, Vice President, Finance, and Mr. Robert K. Weigle, Vice President, Worldwide Sales and Marketing are currently receiving an annual salary of $178,000, $180,000 and $176,000, respectively. They have not been included above as they joined the Company after the beginning of the fiscal year ending June 30, 2000 and therefore their respective salaries during this fiscal year did not exceed $100,000.

(1) These shares are subject to exercise under stock options granted under the Company's 1991 Stock Option Plan. See "-- Option Grants in Last Fiscal Year."

(2) Consists of (i) moving and relocation expenses and temporary housing allowance, (ii) forgiveness of a loan and related accrued interest and (iii) payment for certain federal and state income tax obligations in connection with (i) and (ii).

(3) Dr. Echt resigned as an officer of the Company in February 2000.

(4) Represents forgiveness of a loan and related accrued interest and payment for certain federal and state income tax obligations in connection therewith.

(5) Dr. Hunt resigned as an officer of the Company in June 2000.

(6) Consists of moving and relocation expenses, temporary housing allowance and payment for certain federal and state income tax obligations in connection therewith.

                       OPTION GRANTS IN LAST FISCAL YEAR

     The following table sets forth certain information regarding the stock options awarded to Cardiac Pathway's Chief Executive Officer and those executive officers who earned more than $100,000 during the fiscal year ended June 30, 2000. All such options were awarded under the Company's 1991 Stock Plan.

                                             INDIVIDUAL GRANTS
                        ------------------------------------------------------------   POTENTIAL REALIZABLE VALUE
                          NUMBER OF       PERCENT OF                                    AT ASSUMED RATES OF STOCK
                         SECURITIES     TOTAL OPTIONS                                    PRICE APPRECIATION FOR
                         UNDERLYING       GRANTED TO        EXERCISE                         OPTION TERM(1)
                           OPTIONS       EMPLOYEES IN      PRICE PER      EXPIRATION   ---------------------------
         NAME           GRANTED(#)(2)   FISCAL 2000(%)   SHARE($)(3)(4)      DATE         5%($)         10%($)
         ----           -------------   --------------   --------------   ----------   -----------   -------------
Thomas M. Prescott....     187,306           18.5%           $4.50         07/29/09     $530,081      $1,343,329
                           100,000                            4.63         06/27/10      291,178         737,903
Debra S. Echt,
  M.D.(5) ............      75,000            4.8             4.50         02/18/00        9,281          18,562
                            25,000            1.6             4.50         03/18/00        3,094           7,125
Richard E. Riley......     100,000            6.4             4.50         07/29/09      283,003         717,184
Jon P. Hunt(5)........      75,000            4.8             4.50         06/30/00       15,468          30,937
                            25,000            1.6             4.50         07/30/00        5,625          11,250

---------------
(1) Potential realizable value is based on the assumption that the Common Stock of the Company appreciates at the annual rate shown (compounded annually) from the date of grant until the expiration of the ten year option term. These numbers are calculated based on the requirements promulgated by the Securities and Exchange Commission and do not reflect the Company's estimate of future price growth.

(2) Options become exercisable to 1/48 of the option shares at the end of each month following the date of grant, with full vesting occurring on the fourth anniversary of the date of grant, other than Mr. Prescott's grant which becomes exercisable as to 1/4 of the shares on the first anniversary of the date of grant and the remainder of which vest monthly as to 1/48 thereafter.

(3) Options were granted at an exercise price equal to the fair market value of the Company's Common Stock on the date of grant.

(4) Exercise price may be paid in cash, check, promissory note, by delivery of already-owned shares of the Company's Common Stock subject to certain conditions, delivery of a properly executed exercise notice together with irrevocable instructions to a broker to deliver promptly to the Company amount of sale or loan proceeds required to pay the exercise price, a reduction in the amount of any Company liability to an optionee, or any combination of the foregoing methods of payment or such other consideration or method of payment to the extent permitted under applicable law.

(5) In connection with separation agreements entered into by Dr. Echt and Dr. Hunt with the Company, unvested options to purchase common stock of the Company expired as of the day they resigned from the Company. The remaining vested shares were exercisable for up to 30 days after their resignation. Both Dr. Echt and Dr. Hunt exercised all of the options they were entitled to exercise prior to the expiration dates.

                 AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR
                       AND FISCAL YEAR-END OPTION VALUES

     The following table sets forth certain information regarding the exercise of stock options by Cardiac Pathways' Chief Executive Officer and those executive officers who earned more than $100,000 during the fiscal year ended June 30, 2000 and the value of stock options held as of June 30, 2000 by these executive officers.

                                                             NUMBER OF SECURITIES          VALUE OF UNEXERCISED
                                                            UNDERLYING UNEXERCISED         IN-THE-MONEY OPTIONS
                             SHARES                       OPTIONS AT JUNE 30, 2000(#)     AT JUNE 30, 2000($)(1)
                           ACQUIRED ON       VALUE        ---------------------------   ---------------------------
          NAME             EXERCISE(#)   REALIZED(#)(2)   EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
          ----             -----------   --------------   -----------   -------------   -----------   -------------
Thomas M. Prescott.......        --               --        15,000         332,306        $20,112        $50,278
Debra S. Echt, M.D. .....    25,000         $110,681            --              --             --             --
Richard E. Riley.........        --               --        43,066          77,158         35,352         22,013
Jon P. Hunt..............     6,031           30,017        20,000              --          7,500             --

---------------
(1) Fair market value of the Company's Common Stock at fiscal year-end ($4.875 based on the last reported sale price of the Company's Common Stock on June 30, 2000) minus the exercise price.

(2) Fair market value of the Company's Common Stock on the date of exercise minus the exercise price.

EMPLOYMENT CONTRACTS AND CHANGE-IN-CONTROL ARRANGEMENTS

     Ms. Miller, Messrs. Bullington, Weigle, and Riley have entered into employment agreements with the Company pursuant to which the Company may terminate their employment at any time with or without cause; provided, however, that if employment is terminated with cause, the Company will pay the employee a severance payment in an amount equal to one month of the employee's then-current monthly base salary and if the employee's employment is terminated without cause, the Company will pay the employee a severance payment of an amount equal to twelve months of the employee's then-current monthly base salary. The agreements also provide that all outstanding stock options held by the employees become immediately exercisable in the event that the employee's employment is terminated without cause or is constructively terminated in connection with a merger, reorganization or sale of substantially all of the assets of the Company in which stockholders of the Company immediately prior to the transaction possess less than fifty percent (50%) of the voting power of the surviving entity (or its parent) immediately after the transaction.

     On July 23, 1999, the Company and Mr. Prescott entered into an employment agreement that, among other things, provided Mr. Prescott with an annual base salary of $265,000 and options to purchase (i) 187,306 shares of the Company's common stock at an exercise price of $4.50 per share, and (ii) 100,000 shares of the Company's common stock at an exercise price of $4.63 per share. One-fourth of Mr. Prescott's options will vest on each anniversary of his employment over the next four years. In the event Mr. Prescott is terminated without justifiable cause during the first year of his employment, Mr. Prescott will be entitled to acceleration of vesting as to 1/48 of such options for each full month of employment. Mr. Prescott is also entitled to immediate vesting of 100% of his shares if a merger or other sale of the Company results in a change in control of its voting stock and Mr. Prescott is involuntarily terminated.

     In addition to options to purchase the Company's common stock, Mr. Prescott is entitled to the following:

     - a $250,000 loan from the Company at a 7% interest rate to purchase shares of the Company's Series B Convertible Preferred Stock (the "Series B Preferred"). This loan is payable in 12 quarterly installments commencing on the third anniversary of the loan;

     - relocation expenses;

     - a one-time bonus of $75,000 paid on June 25, 1999 (subsequently this bonus was adjusted by mutual agreement between Mr. Prescott and the Company to $46,759);

     - severance of 12 months of his then current monthly salary in the event Mr. Prescott is terminated without justifiable cause; and

     - a bonus of up to 25% of his then current salary upon the attainment of goals set by the board of directors for each fiscal year during which Mr. Prescott remains Chief Executive Officer.

     Dr. Echt and Dr. Hunt entered into separation agreements with the Company, pursuant to which Dr. Echt and Dr. Hunt resigned effective February 18, 2000 and June 30, 2000, respectively. Pursuant to their agreements with the Company, Dr. Echt received a lump sum severance payment equal to 5 months of her then current monthly base salary and Dr. Hunt received a lump sum severance payment equal to 6 months of his then current monthly base salary. In addition to her lump sum severance, Dr. Echt also received her then current monthly pay for the period from February 18, 2000 through June 18, 2000 as if she were still employed. Dr. Hunt also received forgiveness on the principal and interest for a $60,000 loan made to him by the Company in addition to his lump sum severance.

DIRECTOR COMPENSATION

     In fiscal 2000, nonemployee directors who were neither affiliated with nor nominated by a stockholder that owned one percent or more of the outstanding capital stock of Cardiac Pathways (the "Outside Directors") were entitled to receive a fee of $1,500 for attendance at each general Board of Directors meeting, $500 if present at such meeting by telephone, a fee of $150 for attendance at each committee meeting for services provided in that capacity and were reimbursed for out of pocket expenses incurred in connection with their attendance at Board of Director or committee meetings. There are currently no Outside Directors.

     Under Cardiac Pathways' 1996 Director Option Plan, Outside Directors may receive stock option grants pursuant to an automatic nondiscretionary grant mechanism. The exercise price of the options is set at 100% of the fair market value of Cardiac Pathways' common stock on the grant date. The Director Option Plan provides for an initial option grant to purchase 2,600 shares of common stock to each new Outside Director of the Company. In addition, each Outside Director is automatically granted an option to purchase 140 shares of common stock at the next meeting of the Board of Directors following each Annual Meeting of Stockholders, if on such date, such director has served on the Board of Directors for at least the preceding six months. The terms of each of these grants are ten years, provided that such options shall terminate three months following the termination of the optionee as a director (or twelve months if the termination is due to death or disability). The initial grant vests at a rate of 25% of the shares subject to such option on the first anniversary of the date of grant and at a rate of 1/48 of such shares per month thereafter. The annual grants vest at a rate of 1/8 of the shares subject to such option six months after the date of grant and at a rate of 1/48 of such shares per month thereafter.

     On July 25, 2000, Dr. Kuo received an option to purchase 20,000 shares of the Company's common stock under the Company's 1991 Stock Option Plan at an exercise price of $4.88 per share. This one-time award of stock to Dr. Kuo was granted to him in consideration of his ongoing and future activities related to the Company's business operations and future strategic direction.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Compensation Committee consists of directors Kuo and Brooks. Dr. Kuo and Mr. Brooks are both representatives of the Series B Preferred stockholders. Mr. Brooks is a general partner and managing director of BA Venture Partners, an entity which owns 10,000 shares of the Company's Series B Preferred which is currently convertible into 2,000,000 common shares. BA Venture Partners bought these shares of Series B Preferred pursuant to a financing which closed in July 1999. For further discussion of this financing please see the section entitled "Certain Transactions -- Series B Financing."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding the beneficial ownership of Cardiac Pathways' common stock as of October 20, 2000 as to: (i) each person or entity who is known by Cardiac Pathways to own beneficially more than 5% of the outstanding shares of Common Stock Equivalents (common stock and Series B Preferred on an as converted basis); (ii) each director of Cardiac Pathways; (iii) Cardiac Pathways' current Chief Executive Officer and each executive officer of Cardiac Pathways who earned more than $100,000 during the last fiscal year; (iv) two individuals who would have been included in (iii) above if they had continued to serve as executive officers at the end of Cardiac Pathways' last fiscal year; and (v) all directors and current executive officers of the Company as a group. Except as otherwise noted, the stockholders named in the table have sole voting and investment power with respect to all shares of Common Stock Equivalents shown as beneficially owned by them, subject to applicable community property laws.

                                                              COMMON STOCK
                                                              EQUIVALENTS     APPROXIMATE
                                                              BENEFICIALLY    PERCENTAGE
                      NAME AND ADDRESS                           OWNED         OWNED(1)
                      ----------------                        ------------    -----------
State of Wisconsin Investment Board(2)......................   1,563,000         18.3%
  P.O. Box 7842
  Madison, WI 53707
BankAmerica Ventures(3).....................................   2,028,000         23.7
  950 Tower Lane, Suite 700
  Foster City, CA 94404
Entities affiliated with Morgan Stanley.....................   2,020,000         23.6
  Venture Partners(4)
  221 Avenue of the Americas
  New York, NY 10020
Entities affiliated with Van Wagoner........................   1,184,900         13.9
  Capital Management, Inc.(5)
  One Bush Street, Suite 1150
  San Francisco, CA 94104
William N. Starling(6)......................................     138,442          1.6
Thomas M. Prescott(7).......................................     122,244          1.4
Mark J. Brooks(3)...........................................   2,028,000         23.6
M. Fazle Husain(4)..........................................   2,020,000         23.5
Anchie Kuo, M.D.(3).........................................   2,028,000         23.6
Richard E. Riley(8).........................................      77,025         *
All directors and current executive officers as a group (10
  persons)(9)...............................................     340,191          4.0

---------------
 *  Less than 1%

(1) Applicable percentage ownership is based on 8,551,866 Common Equivalent Shares outstanding as of October 20, 2000 (consisting of 3,101,866 shares of common stock and 27,250 shares of Series B Preferred currently convertible into 5,450,000 shares of common stock), together with applicable options or warrants for such stockholder. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission, based on factors including voting and investment power with respect to shares subject to the applicable community property laws. Shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days after October 20, 2000 are deemed outstanding for computing the percentage ownership of the person holding such options, but are not deemed outstanding for computing the percentage of any other person.

(2) The State of Wisconsin Investment Board (the "SWIB") is a government agency, which manages public pension funds and has sole dispositive and voting power over 351,000 shares of common stock. Also includes 1,200,000 shares of common stock issuable upon conversion of Series B Preferred. Also includes 12,000 shares of common stock issuable upon the exercise of warrants to purchase 60 shares of Series B Preferred.

(3) Security ownership for BA Venture Partners includes 2,000,000 shares of common stock issuable upon conversion of Series B Preferred. Also includes 28,000 shares of common stock issuable upon the exercise of warrants to purchase 140 shares of Series B Preferred.

(4) Security ownership for entities affiliated with Morgan Stanley includes 2,000,000 shares of common stock issuable upon conversion of Series B Preferred. Also includes 20,000 shares of common stock issuable upon the exercise of warrants to purchase 100 shares of Series B Preferred.

(5) Reflects ownership as reported by NASDAQ information services. Van Wagoner Capital Management, Inc. has sole dispositive power, and Van Wagoner Funds, Inc. has sole voting power over, 1,184,900 shares of common stock.

(6) Consists of 61,823 shares of common stock held by the Starling Family Trust, 4,433 shares of common stock held by the Starling Irrevocable Trust and 72,166 shares of common stock which may be acquired upon exercise of stock options exercisable within 60 days after October 20, 2000. Mr. Starling has voting and dispositive control over all of such shares.

(7) Includes 72,244 shares of common stock which may be acquired upon exercise of stock options exercisable within 60 days after October 20, 2000 and 50,000 shares of Common Stock issuable upon conversion of Series B Preferred.

(8) Includes 68,002 shares of common stock which may be acquired upon exercise of stock options exercisable within 60 days after October 20, 2000.

(9) Includes 212,412 shares of common stock which may be acquired upon exercise of stock options exercisable within 60 days after October 20, 2000. Also, includes 50,000 shares of Common Stock issuable upon conversion of Series B Preferred.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Series B Financing

     In July 1999, the Company's stockholders authorized and the Company completed a $32 million offering of Series B Preferred at $1,000 per share to a group of accredited investors. In connection with this Series B Preferred financing, the Company raised $31.5 million, net of issuance costs. In June 2000, one of the holders of Series B Preferred converted 5,000 shares of Series B Preferred into 1,000,000 shares of common stock. The 1,000,000 shares of common stock were issued as unregistered common stock to an affiliate of the Company subject to regulating restrictions and holding period requirements. The remaining 27,750 shares of Series B Preferred are convertible at the option of the holders into 5.45 million shares of common stock.

     The financing was severely dilutive to the Company's then existing stockholders. The following table summarizes the dilutive effect, for percentage ownership purposes, of the financing on the stockholders based on outstanding share information as of June 30, 2000:

                                                         SHARES      PERCENTAGE
                                                        ---------    ----------
Outstanding common stock as of June 30, 2000..........  3,078,486       36.1%
New common stock issuable upon conversion of the
  Series B Preferred..................................  5,450,000       63.9
                                                        ---------      -----
          Total.......................................  8,528,486      100.0%
                                                        =========      =====

     This table does not give effect to the issuance of warrants to purchase 300 shares of Series B Preferred (convertible into 60,000 shares of common stock) in connection with interim funding provided to the Company.

     The holders of the Series B Preferred are entitled to significant rights, preferences and privileges as a result of their investment.

     The two largest holders of Series B Preferred control three of five seats (60%) on the Board. The members of the Board include Thomas M. Prescott, President and Chief Executive Officer of the Company, Mark J. Brooks, Anchie Y. Kuo, M.D. and M. Fazle Husain, nominees of the holders of Series B Preferred and William N. Starling, a former director, chief executive officer and president of the Company. The consent of the directors nominated by the holders of Series B Preferred will be required to increase the number of directors above the number currently in office.

     Each share of Series B Preferred is convertible into 200 shares of common stock. The conversion ratio of the Series B Preferred is subject to adjustment for price based antidilution.

     The holders of Series B Preferred are entitled to a cumulative dividend when, as and if declared by the Board at a rate per share equal to 11% per annum of the initial purchase price of the Series B Preferred. The Series B Preferred has a liquidation preference equal to the initial purchase price plus any accrued dividends upon the occurrence of a liquidation, a merger or the sale of all or substantially all of the Company's stock or assets. As a result of the liquidation preference, in the event of a liquidation, merger or the sale of substantially all of the Company's stock or assets, the holders of the Series B Preferred will receive their original purchase price plus any accrued dividends prior to any distribution to the holders of common stock.

     The Series B Preferred is redeemable after May 31, 2004 at the request of a majority of the holders, subject to the approval of the Company. If a redemption request is received but not approved by the Company, the cumulative dividend rate payable on the Series B Preferred will increase by six percentage points for each year a redemption does not occur.

     The holders of the Series B Preferred vote on all matters presented to stockholders on an as-converted to common stock basis. In addition, the affirmative vote of holders of a majority of the Series B Preferred, voting as a separate class, will be required to:

          1. Amend or repeal any provision, or add any provision to the certificate of incorporation or bylaws which changes the rights of the Series B Preferred;

          2. Increase or decrease (other than by redemption or conversion) the total number of authorized shares of preferred stock or common stock;

          3. Authorize or issue, or obligate itself to issue, any other security convertible into or exercisable for any security having a preference over, or being on a parity with, the Series B Preferred with respect to voting, dividends, redemption or upon liquidation;

          4. Issue any shares of common stock, other than

          (a) shares of common stock issuable or issued to employees, consultants or directors of the Company directly or pursuant to a stock option plan or restricted stock plan approved by the board of directors, including the representatives of the Series B Preferred;

          (b) shares of common stock issuable or issued upon conversion of the Series A Participating Preferred Stock or the Series B Preferred or as dividends or distributions on the Series A Participating Preferred Stock or the Series B Preferred;

          (c) shares of common stock issuable or issued upon exercise of warrants issued to banks, equipment lessors or other vendors, where such common stock or warrants were approved by the board of directors, including the representatives of the Series B Preferred; or

          (d) shares of common stock issuable or issued as consideration for business combinations or corporate partnering agreements approved by the board of directors, including the representatives of the Series B Preferred.

          5. Declare or pay any dividends on its common stock or redeem, purchase or otherwise acquire (or pay into or set aside for a sinking fund for such purpose) any share or shares of common stock, provided, however, that this restriction shall not apply to the repurchase of shares of common stock from employees, officers, directors, consultants or other persons performing services for Cardiac Pathways or any subsidiary pursuant to agreements under which Cardiac Pathways has the option to repurchase such shares at cost or at cost upon the occurrence of certain events, such as the termination of employment;

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

     The holders of the Series B Preferred have a right of first offer with respect to future financings by the Company.

     The holders of 45% of the then outstanding Series B Preferred will have the right to request that the Company register the shares of common stock into which the Series B Preferred are convertible after May 21, 2000. In addition, if the Company otherwise registers shares of its common stock, the holders of the Series B Preferred will be entitled to participate in the registration.

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

  Other Transactions with Directors, Executive Officers and Others

     In May 1999, William N. Starling resigned as President and Chief Executive Officer of the Company. Mr. Starling remained a member of the Board of Directors. The Company, the holders of the Series B Preferred and Mr. Starling agreed that for as long as Mr. Starling continues as a member of the Board, the options to purchase common stock held by Mr. Starling will continue to vest. As of the date he resigned as President and Chief Executive Officer, Mr. Starling held 9,458 shares subject to unvested options to purchase common stock. On January 1, 2000, Mr. Starling entered into a consulting agreement with the Company to provide the Company with business development and strategy consulting services on a directed basis. Mr. Starling was paid a total of $144,865 through the period ending June 30, 2000, the expiration date of the agreement.

  Arrow International, Inc. Relationship

     In June 1995 and December 1995, an aggregate of 606,667 shares of Series F Preferred Stock was sold to Arrow International, Inc. ("Arrow") at a price of $15.00 per share for an aggregate purchase price of approximately $9.1 million. In the transaction Arrow also acquired warrants to purchase 7,667 shares of Series F Preferred Stock at an exercise price of $13.125, which expire on the earlier of June 2000 or the closing date of a transaction involving a change of control. Each share of Series F Preferred Stock was converted automatically into one share of Common Stock upon the closing of the initial public offering of the Company's Common Stock in June 1996. As of October 12, 1999, Arrow beneficially owned 1.5% shares of the Company's outstanding Common Stock.

     Arrow also has the exclusive right to distribute the Company's Trio/Ensemble diagnostic catheters in all territories of the world except southern Europe and Japan. Sales to Arrow under its distributorship accounted for approximately $300,000 for the fiscal year ended June 30, 2000 and represented approximately 4.4% of the Company's net sales.

     We believe that all of the transactions set forth above were made on terms no less favorable to the Cardiac Pathways than could have been obtained from unaffiliated third parties. All future transactions, including loans, between Cardiac Pathways and its officers, directors, principal stockholders and their affiliates will be approved by a majority of the Board of Directors, including a majority of the independent and disinterested outside directors, and will continue to be on terms no less favorable to Cardiac Pathways than could be obtained from unaffiliated third parties.

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

Date: October 26, 2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                   SIGNATURE                                     TITLE                       DATE
                   ---------                                     -----                       ----

             /s/ THOMAS M. PRESCOTT               President, Chief Executive Officer   October 26, 2000
 ---------------------------------------------       (Principal Executive Officer)
              (Thomas M. Prescott)

            /s/ ELDON M. BULLINGTON               Vice President of Finance and Chief  October 26, 2000
 ---------------------------------------------       Financial Officer (Principal
             (Eldon M. Bullington)                 Financial and Accounting Officer)

            /s/ WILLIAM N. STARLING*              Chairman of the Board of Directors   October 26, 2000
 ---------------------------------------------
             (William N. Starling)

              /s/ MARK J. BROOKS*                              Director                October 26, 2000
 ---------------------------------------------
                (Mark J. Brooks)

              /s/ M. FAZLE HUSAIN*                             Director                October 26, 2000
 ---------------------------------------------
               (M. Fazle Husain)

            /s/ ANCHIE Y. KUO, M.D.*                           Director                October 26, 2000
 ---------------------------------------------
             (Anchie Y. Kuo, M.D.)

 ---------------------------------------------

          *By: /s/ THOMAS M. PRESCOTT                                                  October 26, 2000
    ----------------------------------------
               Thomas M. Prescott
                Attorney-In-fact