Form 10-Q
period 2000-09-30
CARDIAC PATHWAYS CORP
filed 2000-11-14
CIK 1012367

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549
                     ---------------------------------------

                                    FORM 10-Q

        [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
                For the quarterly period ended September 30, 2000.



        [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
                For the transition period from _______________to______________.


                        COMMISSION FILE NUMBER: 000-28372

                          CARDIAC PATHWAYS CORPORATION

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


            DELAWARE                                      77-0278793
  (State or other jurisdiction                         (I.R.S. Employer
of incorporation or organization)                     Identification No.)


995 BENECIA AVENUE, SUNNYVALE, CA                           94085
(Address of principal executive offices)                  (Zip Code)


Registrant's telephone number, including area code: (408) 737-0505



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No


As of November 10, 2000 there were 3,143,590 shares of the Registrant's Common Stock outstanding.

                          CARDIAC PATHWAYS CORPORATION

                                      INDEX



                                                                                             PAGE NO.
PART I.       FINANCIAL INFORMATION

Item 1.       Financial  Statements and Notes (Unaudited)

              Condensed Consolidated Balance Sheets as of September 30, 2000 and
              June 30, 2000                                                                     3

              Condensed Consolidated Statements of Operations for the Three Months
              Ended September 30, 2000 and 1999                                                 4

              Consolidated Statements of Cash Flows for the Three Months
              Ended September 30, 2000 and 1999                                                 5

              Notes to Condensed Consolidated Financial Statements                              6

Item 2.       Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                                        10

Item 3.       Quantitative and Qualitative Disclosures about Market Risk                       22

PART II.      OTHER INFORMATION

Item 6.       Exhibits and Reports on Form 8-K                                                 23

SIGNATURES                                                                                     24

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS AND NOTES

                          CARDIAC PATHWAYS CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNT)

                                                                               September 30,      June 30,
                                                                                    2000          2000 (1)
                                                                                (unaudited)
                                                                                 ---------       ---------
                                     ASSETS
Current assets:
   Cash and cash equivalents                                                     $   6,021       $   8,488
   Short-term investments                                                            3,138           4,137
   Accounts receivable, net of allowance for doubtful accounts
      of $112 at September 30, 2000 and $139 at June 30, 2000                        1,731           1,271
   Inventories                                                                       1,552           2,095
   Prepaid expenses                                                                    243             227
   Other current assets                                                                104             222
                                                                                 ---------       ---------
             Total current assets                                                   12,789          16,440
Property and equipment, net                                                          4,104           3,506
Notes receivable from related parties                                                  100             100
Intangible assets, net of accumulated amortization of
      $467 and $367 at September 30, 2000 and at June 30, 2000                       1,533           1,633
Deposits and other assets                                                               61              86
                                                                                 ---------       ---------
                                                                                 $  18,587       $  21,765
                                                                                 =========       =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                               $     792       $     980
  Accrued compensation and related benefits                                          1,280           1,196
  Accrued clinical expenses                                                            426             527
  Other accrued expenses                                                               952             907
  Current obligations under capital leases                                             233             258
  Deferred income-current portion                                                      300             400
                                                                                 ---------       ---------
           Total current liabilities                                                 3,983           4,268
Long-term obligations under capital leases                                              45              85
Deferred income                                                                      1,956           2,031
Accrued Series B Preferred dividends                                                 3,540           2,784

Stockholders' equity:
   Preferred stock, $.001 par value; 5,000,000 shares authorized and 27,250 issued and outstanding at September 30, 2000 and at June 30, 2000;
        liquidation preference of $30,791 at September 30, 2000                         --              --
   Common stock, $.001 par value; 6,000,000 shares authorized; 3,100,991 shares issued and outstanding at September 30, 2000 and 3,078,486
       issued and outstanding at June 30, 2000                                           3               3
   Additional paid-in capital                                                      108,600         109,267
   Receivable from stockholders                                                       (322)           (322)
   Accumulated deficit                                                             (99,218)        (96,351)
                                                                                 ---------       ---------
           Total stockholders' equity                                                9,063          12,597
                                                                                 ---------       ---------
                                                                                 $  18,587       $  21,765
                                                                                 =========       =========


(1) Derived from the Company's audited consolidated balance sheet as of June 30, 2000.


           See notes to condensed consolidated financial statements.

                          CARDIAC PATHWAYS CORPORATION


                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                     Three months ended
                                                       September 30,
                                                   ---------------------
                                                     2000          1999
                                                   -------       -------
Net sales                                          $ 3,042       $ 1,381
Cost of goods sold                                   2,488         1,392
                                                   -------       -------
   Gross margin (deficit)                              554           (11)
Operating expenses:
   Research and development                          1,001         1,928
   Selling, general and administrative               2,575         1,627
                                                   -------       -------
           Total operating expenses                  3,576         3,555
                                                   -------       -------
Loss from operations                                (3,022)       (3,566)
Other income (expense):
   Interest income                                     167           177
   Interest expense                                     (8)          (35)
   Other, net                                           (4)          120
                                                   -------       -------
           Total other income, net                     155           262
                                                   -------       -------
Net loss                                            (2,867)       (3,304)
Preferred stock dividend                               756           660
Beneficial conversion feature related to the
     issuance of the Series B preferred stock           --           960
                                                   -------       -------
Net loss applicable to common stockholders         $(3,623)      $(4,924)
                                                   =======       =======


Net loss per common share -
    basic and diluted                              $ (1.17)      $ (2.45)
                                                   =======       =======

Shares used in computing net loss
    per common share - basic and diluted             3,095         2,008
                                                   =======       =======


           See notes to condensed consolidated financial statements.

                          CARDIAC PATHWAYS CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                       Three months ended
                                                                          September 30,
                                                                     -----------------------
                                                                       2000           1999
                                                                     --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                             $ (2,867)      $ (3,304)
Adjustments to reconcile net loss to net cash
   used in operating activities:
   Depreciation and amortization                                          600            404
   Amortization of deferred compensation                                   --             45
Changes in operating assets and liabilities:
   Accounts receivable                                                   (460)          (295)
   Inventories                                                            543            (16)
   Prepaid expenses                                                       (16)            50
   Other current assets                                                   118           (165)
   Accounts payable                                                      (188)           102
   Accrued compensation and related benefits                               84           (202)
   Accrued clinical expenses                                             (101)            --
   Other accrued expenses                                                  45            823
   Deferred income                                                       (175)           (75)
                                                                     --------       --------
Net cash used in operating activities                                  (2,419)        (2,633)
                                                                     --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of short-term investments                                        --         (8,960)
Maturities and sales of short-term investments                            999             --
Purchases of property and equipment, net                               (1,097)          (125)
Increase in notes receivable                                               --             (7)
Purchase of rights to certain patents                                      --         (2,000)
Decrease (increase) in deposits and other assets                          25            (10)
                                                                     --------       --------
Net cash used in investing activities                                     (73)       (11,102)
                                                                     --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments under capital lease obligations                        (65)          (120)
Payment of short-term debt obligations                                     --         (3,000)
Proceeds from issuance of preferred stock, net of issuance cost            --         31,500
Proceeds from issuance of common stock                                     90             --
                                                                     --------       --------
Net cash provided by financing activities                                  25         28,380
                                                                     --------       --------
Net (decrease) increase in cash and cash equivalents                   (2,467)        14,645
   Cash and cash equivalents at beginning of period                     8,488          2,340
                                                                     --------       --------
   Cash and cash equivalents at end of period                        $  6,021       $ 16,985
                                                                     ========       ========



           See notes to condensed consolidated financial statements.

                          CARDIAC PATHWAYS CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)


1.      BASIS OF PRESENTATION

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the financial information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.

        The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

        The September 30, 2000 and 1999 balance sheets also reflect the discount or beneficial conversion feature present in the convertible securities. The discount was being recognized as a return to the preferred stockholders (similar to a dividend) over the minimum period in which the preferred stockholders can realize a return, immediately for the Series B Convertible Preferred stockholders. The discount was accreted to additional paid in capital in the quarter ended September 30, 1999 balance sheet. Each share of Series B Convertible Preferred Stock is initially convertible into 200 shares of the Company's Common Stock, at the option of the holder. Each share of Series B Convertible Preferred Stock shall automatically be converted into the Company's common stock upon the election of a majority of the holders of the Series B Convertible Preferred Stock. Each share of Series B Convertible Preferred Stock shall entitle the holder thereof to that number of votes on all matters submitted to a vote of the stockholders of the Company equal to the number of shares of common stock into which the Series B Convertible Preferred Stock can be converted.

        The Series B Convertible Preferred Stock Purchase Agreement specifies that, when and as if dividends are declared, the holder of Series B Convertible Preferred Stock are entitled to a cumulative dividend equal to 11% of the purchase price paid for each share of Series B Convertible Preferred Stock, per share, per year. If the Series B Convertible Preferred Stock is not redeemed prior to May 31, 2004, the cumulative dividend payable shall be increased by 6 percentage points at the beginning of each year after such date. The Series B Convertible Preferred Stock has a liquidation preference equal to the initial purchase price plus any accrued and unpaid dividends upon the occurrence of a liquidation, a merger or the sale of all or substantially all of the Company's stock or assets. As a result of the liquidation preference, in the event of a liquidation, merger or the sale of substantially all of the Company's stock or assets, the holders of Series B Convertible Preferred Stock will receive their original purchase price plus any accrued and unpaid dividends prior to any distribution to the holders of common stock. After such payment, any remaining proceeds would be distributed ratably among the holders of Series B Convertible Preferred Stock and holders of common stock.

        The operating results for the three months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2001. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Cardiac Pathways Corporation (the "Company") Annual Report on Form 10-K, as amended, for the fiscal year ended June 30, 2000.

2.      CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

        The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. All other liquid investments are classified as short-term investments. At September 30, 2000, all short-term investments were classified as available-for-sale. Available-for-sale securities are carried at fair market value with unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity. To date, the Company has not experienced any significant unrealized gains or losses on available-for-sale securities and, accordingly, no adjustments have been made to stockholders' equity.

The following is a summary of available-for-sale securities at cost, which approximates fair value:

Dollar amounts in thousands                   SEPTEMBER 30,  JUNE 30,
DESCRIPTION                                       2000         2000
                                              ------------   -------
Held to maturity:
   U.S. government agency                       $    --      $ 1,000
   Other government agency                        1,000        1,000

Available for sale:
   Auction rate preferred stock                   2,000        2,000
   U.S. corporate obligations                     5,795        8,119
                                                -------      -------
                                                  8,795       12,119
Amounts classified as cash equivalents            5,657
                                                               7,982

                                                -------      -------
Amounts included in short-term investments      $ 3,138      $ 4,137
                                                =======      =======

        There were no material realized gains or losses for the three-month periods ending September 30, 2000 and 1999. The cost of securities sold is based on the specific identification method.

3.      CONDENSED CONSOLIDATED BALANCE SHEET COMPONENTS

        Certain balance sheet components are as follows:

                                          SEPTEMBER 30,  JUNE 30,
Dollar amounts in thousands                   2000        2000
                                          ------------   ------
Inventories:
    Raw materials                            $  753      $1,057
    Work-in-process                             315         204
    Finished goods                              484         834
                                             ------      ------
                                             $1,552      $2,095
                                             ======      ======

Dollar amounts in thousands          SEPTEMBER 30,  JUNE 30,
                                         2000        2000
                                     ------------   -------
Property and equipment:
    Equipment                          $ 9,421      $ 8,320
    Leasehold improvements                 422          422
    Equipment-in-process                   900          904
                                       -------      -------
                                        10,743        9,646
    Less accumulated depreciation
    and amortization                     6,639        6,140
                                       -------      -------
                                       $ 4,104      $ 3,506
                                       =======      =======


4.      RECENT PRONOUNCEMENTS

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

        In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101") that must be adopted in the quarter ended June 30, 2001. SAB 101 summarizes certain areas of the Staff's views in applying generally accepted accounting principles to revenue in financial statements. Although the Company believes that its current revenue recognition policies comply with SAB 101, additional guidance was recently issued by the SEC staff and the Company is in the process of evaluating the affect of adopting SAB 101. The Company does not expect that the adoption of SAB 101 will have a significant impact on its financial condition or results of operations.

5.      SUBSEQUENT EVENT

        The Company has signed definitive agreements in connection with a Common Stock financing (the "Financing"). The investors in the Financing are selected institutional and other accredited investors. If the Financing closes, the Company will issue 5,858,823 shares of Common Stock at a purchase price of $4.25 per share for aggregate net proceeds of $22.5 million. The shares of Common Stock have not been registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration, or applicable exemption from registration. The Company has also agreed to file a registration statement, within 30 days of the close of the Financing, for the purpose of registering under the Securities Act of 1933 the resale of all of the common stock sold pursuant to the Financing.

        The Company intends to use the net proceeds from this Financing to expand sales, marketing and manufacturing capacity for its key products, and for working capital and general corporate operations.

        The closing of the Financing is contingent upon the Company satisfying the stockholder approval requirements of the NASDAQ National Market in connection with the Financing and obtaining the approval of the holders of a majority of the shares of Series B Convertible Preferred Stock of the Company. The closing of the Financing is also subject to other customary closing conditions, including the absence of a material adverse change in the Company's financial condition since the date of its most recent Annual Report on Form 10-K, as amended. Subject to the conditions of closing, the Financing is expected to close during the third week of December.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors that include, but are not limited to, the risks discussed in "Factors That May Impact Future Operations" as well as those discussed in the following "Overview" section. These forward-looking statements include the statement in the first paragraph of "Overview" relating to the expectations of operating losses, the statements in the second paragraph of "Overview" relating to the range of clinical utility for the RPM Tracking System and the potential reduction in procedure times, the statements in the third paragraph of "Overview" relating to the manufacturing, marketing and distribution of the Company's products, the statements in the last sentence of "Cost of Goods Sold" relating to expectations for gross margins, the statements in the last sentence of the first paragraph of "Impact of Adoption of New Accounting Standards" regarding FAS 133, the statements in the last sentence of the second paragraph of "Impact of Adoption of New Accounting Standards" regarding SAB 101, the statements in the fourth paragraph of "Liquidity and Capital Resources" regarding the Company's expected liquidity and capital needs, the statements in the last sentence of the third paragraph of "Liquidity and Capital Resources" regarding the Company's expected capital expenditures, the statements in the section of "Factors That May Impact Future Operations" entitled "Limited Operating History, History of Losses and Expectations of Future Losses" relating to expectations of operating losses and the statement in the third paragraph in the section of "Factors That May Impact Future Operations" entitled "Employees" relating to the Company's need to expand its operations and hire new personnel.

OVERVIEW

        The Company is continuing its shift from a broad-based research & development (R&D) and clinical development oriented company to one focused on expansion of marketing, sales, distribution, customer support and manufacturing capacity. The Company has experienced significant operating losses since inception and as of September 30, 2000 had an accumulated deficit of approximately $99.2 million. The Company's Chilli Cooled Ablation Catheter sales exceeded $1 million during the quarter driven by a growing base of acceptance and utilization by clinicians in the U.S. and Europe. The Company's increase in revenues was also driven by sales of the Ensemble/Trio/Radii-T mapping and ablation catheter in Japan and the initial placements of RPM Tracking Systems in the U.S. and Europe. The Company is focusing its resources on its two key platforms; the Chilli Cooled Ablation Catheter and the new RPM Tracking System. The Company expects to continue operating at a loss at least through the end of fiscal year 2002 as it continues to expend substantial funds to establish commercial-scale manufacturing capabilities and to expand its sales and marketing activities.

        The RPM Tracking System and Chilli Cooled Ablation Catheter with RPM tracking were introduced to the U.S. and European markets in May and June of this year. The proprietary technology, developed by the company, can be used in most diagnostic electrophysiology procedures for real-time visualization of catheters utilizing ultra-sound technology. The RPM Tracking System is expected to assist physicians in precisely manipulating catheters within the heart during procedures, offering the potential for reductions in procedure times and improved economic benefit to the hospital and physician. The RPM Tracking System and Chilli Cooled Ablation Catheter with tracking have received FDA clearance in the U.S. and CE Mark approval in Europe.

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

RESULTS OF OPERATIONS

        Net Sales. The Company's net sales increased 120% to $3.0 million for the three months ended September 30, 2000 compared to $1.4 million for the three months ended September 30, 1999. The increase in net sales for the three months ended September 30, 2000 was driven primary by growth in Chilli Cooled Ablation Catheter sales on a worldwide basis, initial placements of RPM Tracking Systems in the U.S. and Europe and growth in Japan driven primarily by Ensemble/Trio/Radii-T catheters.

        In December 1995, the Company received $3.0 million pursuant to a royalty agreement with Arrow International Inc. ("Arrow"). This amount was recorded as deferred royalty income and will be amortized to income for those Trio/Ensemble catheters that Arrow manufactures and sells or, at a minimum, ratably over the period for which the related technology patents expire. $75 thousand of royalty income related to the Arrow agreement was recognized for the 3 months ended September 30, 2000 and 1999.

        Cost of Goods Sold. Cost of goods sold primarily includes raw materials costs, catheter fabrication costs, system assembly costs and test costs. Cost of goods sold was $2.5 million and $1.4 million for the three months ended September 30, 2000 & 1999, respectively. For the three months ended September 30, 2000, the Company had a gross margin $554 thousand, or 18% of revenue, compared to a gross margin deficit of ($11) thousand in the year earlier period. The improvement in the gross margins for the three months ended September 30, 2000 compared to the same period in the prior year reflects the impact of increasing product volume, process yield improvements and material cost reduction programs.

        Research and Development. Research and development expenses include costs associated with product research, clinical trials, prototype development, design and testing, and costs associated with obtaining regulatory approvals. Research and development expenses decreased 48% to $1.0 million for the three months ended September 30, 2000 from $1.9 million for the three months ended September 30, 1999. The decrease in research and development expenses was due primarily to the allocation of a greater share of facility costs to manufacturing and refocusing R&D resources on RPM and Chilli/7 French catheter development initiatives.

        Selling, General and Administrative. Selling, general and administrative expenses include compensation and benefits for sales, marketing, senior management and administrative personnel, various legal and professional fees including those in connection with obtaining patent protection, and costs of trade shows. Selling, general and administrative expenses increased to $2.6 million for the three months ended September 30, 2000 from $1.6 million for the three months ended September 30 1999. The increase in selling, general and administrative expenses resulted primarily from increased marketing and sales infrastructure supporting the North America and European markets.

        Other Income (Expense), Net. Net other income was $155 thousand for the three months ended September 30, 2000, compared to $262 thousand for the three months ended September 30, 1999. Other income consists primarily of interest income.

        Net Loss. The net loss applicable to common stockholders for the three months ended September 30, 2000 was $3.6 million or $1.17 per share compared to a net loss of $4.9 million or $2.45 for the three months ended September 30, 1999.

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

LIQUIDITY AND CAPITAL RESOURCES

        Since inception, the Company has financed its operations through a combination of private placements of equity securities yielding $33.5 million, equipment lease financing arrangements yielding $4.0 million and a prepaid royalty arrangement yielding $3.0 million. In addition, the Company closed its initial public offering in June 1996 and raised net proceeds of $43.1 million. In July 1999, the Company raised net proceeds of $31.5 million through a Series B Convertible Preferred Stock financing. As of September 30, 2000, the Company had $9.2 million in cash, cash equivalents and short-term investments.

        Net cash used in operating activities was $2.4 million and $2.6 million for the three months ended September 30, 2000 and 1999, respectively. For each of these periods, the net cash used in operating activities resulted primarily from net losses. Net cash used in investing activities was $73 thousand and $11.1 million for the three months ended September 30, 2000 and 1999, respectively. Net cash used in investing activities resulted primarily from purchases of property and equipment, offset in part by maturities and sales of short-term investments. Net cash provided by financing activities was $25 thousand and $28.4 million for the three months ended September 30, 2000 and 1999. The net cash provided by financing activities for the period ending September 30, 1999 resulted primarily from the proceeds of the Series B Convertible Preferred stock transaction, offset in part by repayment of the bridge loan.

        As of the end of September 30, 2000, the Company had capital equipment of approximately $10.7 million, less accumulated depreciation and amortization of approximately $6.6 million, to support its product development, manufacturing and administrative activities. The Company expects capital expenditures to increase over the next several years as it acquires equipment to support manufacturing and development activities.

        The Company's liquidity and capital requirements are such that in order for the Company to continue to manufacture, develop and market its core products, the Company will be required to raise additional funds through public or private financing, collaborative relationships or other arrangements prior to the end of fiscal 2001.

        On November 3, 2000, the Company entered into definitive agreement with certain investors, some of whom are stockholders of the Company, which provide for the issue and sale of 5,858,813 shares of common stock to these investors at a per share purchase price of $4.25. The shares of common stock being sold in this financing have not been registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption from registration. The Company will realize aggregate net proceeds of $22.5 million from the financing. The closing for this financing is contingent upon a number of things, including the Company satisfying the stockholder approval requirements of the Nasdaq National Market and obtaining the approval of holders representing a majority of the outstanding Series B Convertible Preferred Stock as well as other customary closing conditions. There can be no assurance that this financing will close or that the Company will be receiving funding from investors on the terms described above.

        There can be no assurance that additional funding will be available on terms acceptable to the Company, if at all. Furthermore, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve additional restrictive covenants. Collaborative arrangements with a capital raising component may require the Company to relinquish its rights to certain of its technologies, products or marketing territories.

        The failure of the Company to raise capital when needed will have a material adverse effect on the Company's business, financial condition and results of operations. The factors described in the following paragraph, "Factors That May Impact Future Operations" and elsewhere in this Report will impact the Company's future capital requirements and the adequacy of its available funds.


FACTORS THAT MAY IMPACT FUTURE OPERATIONS

        Limited Operating History; History of Losses and Expectation of Future Losses

        The Company was founded in 1991 and to date has engaged primarily in researching, developing, testing and obtaining regulatory clearances for its products. The Company has experienced significant operating losses since inception. As of September 30, 2000, the Company had an accumulated deficit of $99.2 million. To date, the Company has generated only limited revenues from sales of its products and expects its operating losses to continue through at least the end of fiscal 2002 as it continues to expend funds to conduct its research and development activities, establish commercial-scale manufacturing capabilities and expand its sales and marketing activities. There can be no assurance that any of the Company's products for diagnosis and treatment of ventricular tachycardia and other arrhythmias, particularly the RPM Tracking System or Chilli Cooled Ablation Catheter, will be successfully commercialized or that the Company will achieve significant revenues from either international or domestic sales. In addition, there can be no assurance that the Company will achieve or sustain profitability in the future or meet the expectations of securities industry analysts. The Company's results of operations may fluctuate significantly from quarter to quarter or year to year and will depend on numerous factors, including actions relating to regulatory matters, progress of clinical trials, the extent to which the Company's products gain market acceptance, the scale-up of manufacturing abilities and the expansion of sales and marketing activities and competition.

        No Assurance that Company's Products will Prove to be Safe and Effective

        There can be no assurance that the Company's current or future products will prove to be safe and effective in clinical trials under applicable United States or international regulatory guidelines or that additional modifications to the Company's products will not be necessary. Furthermore, there can be no assurance that the Company will be successful in perfecting the design of the RPM Tracking System. With respect to the Chilli Cooled Ablation System, because ablation treatment of cardiac arrhythmias is relatively new, the long-term effects of radio frequency ablation on patients are unknown. As a result, the long-term success of ablation therapy in treating ventricular tachycardia and other tachyarrhythmias will not be known for several years.

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

        The Company's management has recently gone through a significant restructuring. The Company's new President and Chief Executive Officer, Thomas
M. Prescott, joined the Company in May 1999. In addition, the Company's Chief Financial Officer, Vice President, Operations and Vice President, Sales each joined the Company in January 2000. The Company also hired a new Vice President of Human Resources who joined the Company in July 2000. There can be no assurance that these newly hired officers of the Company will be able to operate effectively with that portion of the management team that was retained.

        In order to manufacture and market its products in commercial quantities, the Company believes that it will be required to expand its operations, particularly in the areas of manufacturing and sales and marketing and, in connection therewith, to have new personnel to work in these areas. There can be no assurance that the Company's officers and its sales and marketing personnel will be able to build a successful sales force or that they will be able to operate effectively with the existing management team. As the Company expands its operations in these areas, such expansion will likely result in new and increased responsibilities for management personnel and place significant strain upon the Company's management, operating and financial systems and resources. To accommodate any such growth and compete effectively, the Company will be required to implement and improve information systems, procedures, and controls, and to expand, train, motivate and manage its work force. Any failure to implement and improve the Company's operational, financial and management systems or, to expand, train, motivate or manage employees as required by future growth, if any, could have a material adverse effect on the Company's business, financial condition and results of operations.

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

        Significant Rights attaching to Series B Convertible Preferred Stock

The Company has 27,250 shares of Series B Convertible Preferred Stock outstanding which are convertible, at the option of the holder, into 5.45 million shares of the Company's common stock. The holders of Series B Convertible Preferred Stock are entitled to significant rights, preferences and privileges over holders of common stock including the right to elect three of five directors to the board of directors of the Company, to a preferential cumulative dividend, to certain redemption rights and to a substantial liquidation payment preference over the Company's common stock which is also payable upon any transaction or series of transactions (including, without limitation, any merger, reorganization or consolidation) involving a transfer of 50% or more of the outstanding voting power of the Company. The holders of Series B Convertible Preferred Stock are also entitled to certain registration rights and enjoy certain protective rights in that their consent is required to effect certain corporate transactions including, but not limited to, amending the Company's certificate of incorporation or by-laws, issuing common or preferred stock, declaring dividends or selling all or substantially all of the Company's stock or assets. It is likely that the preferences and rights enjoyed by the holders of Series B Convertible Preferred Stock has a negative impact the market price of the common stock of the Company. Also, if these holders, by converting their Series B Convertible Preferred Stock into common stock and then exercising their registration rights, cause a large number of securities to be registered and sold in the public market, such sales could materially and adversely affect the market price for the Company's common stock. In addition, if the Company were to include in a registration statement shares held by these holders pursuant to the exercise of their registration rights, such sales may impede the Company's ability to raise needed capital. For a more complete description of the rights, preferences and privileges attaching to the Series B Convertible Preferred Stock refer to the section of "Item 5. Market for Registrant's Common Equity and Related Stockholder Matters" entitled "Recent Sales of Unregistered Securities".

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




ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

        (b) No reports on Form 8-K have been filed for the quarter ended September 30, 2000.

                          CARDIAC PATHWAYS CORPORATION


                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


DATE:  NOVEMBER 10, 2000               CARDIAC PATHWAYS CORPORATION

                                       /S/ THOMAS M. PRESCOTT
                                       -----------------------------------
                                       THOMAS M. PRESCOTT
                                       PRESIDENT AND CHIEF EXECUTIVE OFFICER

                                       /S/ ELDON M. BULLINGTON
                                       -----------------------------------
                                       ELDON M. BULLINGTON
                                       VICE PRESIDENT OF FINANCE AND CHIEF
                                       FINANCIAL OFFICER

                          CARDIAC PATHWAYS CORPORATION

                                INDEX TO EXHIBITS


  EXHIBIT NO.        EXHIBIT DESCRIPTION          PAGE NO.
-----------------    -----------------------      ----------
      27.1           Financial Data Schedule      25