Form 10-Q
period 2000-12-31
CARDIAC PATHWAYS CORP
filed 2001-02-14
CIK 1012367

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                 -----------------------------------------------

                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended December 31, 2000.


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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No


As of February 12, 2001 there were 9,002,240 shares of the Registrant's Common Stock outstanding.

                          CARDIAC PATHWAYS CORPORATION

                                      INDEX



PART I.     FINANCIAL INFORMATION                                                      PAGE NO.
Item 1.     Financial  Statements and Notes (Unaudited)

            Condensed Consolidated Balance Sheets as of December 31, 2000 and
            June 30, 2000 ...........................................................     3

            Condensed Consolidated Statements of Operations for the Three and Six Months
            Ended December 31, 2000 and 1999 ........................................     4

            Condensed Consolidated Statements of Cash Flows for the Six Months
            Ended December 31, 2000 and 1999 ........................................     5

            Notes to Condensed Consolidated Financial Statements ....................     6

Item 2.     Management's Discussion and Analysis of Financial Condition and
            Results of Operations ...................................................    10

Item 3.     Quantitative and Qualitative Disclosures about Market
            Risk ....................................................................    25

PART II.    OTHER INFORMATION

Item 2.     Changes in Securities and Use of Proceeds ...............................    26

Item 4.     Submission of Matters to a Vote of Security Holders......................    26

Item 6.     Exhibits and Reports on Form 8-K ........................................    26

SIGNATURES ..........................................................................    27

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS AND NOTES

                          CARDIAC PATHWAYS CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                  (Unaudited)

                                                                                   December 31,         June 30,
                                                                                       2000             2000 (1)
                                                                                   -----------         ---------
                                                      ASSETS
Current assets:
   Cash and cash equivalents                                                        $  28,274          $   8,488
   Short-term investments                                                               1,492              4,137
   Accounts receivable, net of allowance for doubtful accounts
      of $177 at December 31, 2000 and $139 at June 30, 2000                            2,332              1,271
   Inventories                                                                          1,825              2,095
   Prepaid expenses                                                                       290                227
   Other current assets                                                                    71                222
                                                                                    ---------          ---------
             Total current assets                                                      34,284             16,440
Property and equipment, net                                                             4,319              3,506
Notes receivable from related parties                                                     100                100
Intangible assets, net of accumulated amortization of
      $567 at December 31, 2000 and $367 at June 30, 2000                               1,433              1,633
Deposits and other assets                                                                  81                 86
                                                                                    ---------          ---------
                                                                                    $  40,217          $  21,765
                                                                                    =========          =========

                                    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable                                                                  $     944          $     980
  Accrued compensation and related benefits                                             1,542              1,196
  Accrued clinical expenses                                                               319                527
  Accrued stock issuance cost                                                           2,047                 --
  Other accrued expenses                                                                1,143                907
  Current obligations under capital leases                                                191                258
  Deferred income-current portion                                                         300                400
                                                                                    ---------          ---------
           Total current liabilities                                                    6,486              4,268
Long-term obligations under capital leases                                                 21                 85
Deferred income                                                                         1,881              2,031
Accrued Series B Preferred dividends                                                    4,288              2,784

Redeemable Convertible Preferred Stock, $.001 par value
       5,000,000 shares authorized and 27,250 issued and outstanding at
       December 31, 2000 and at June 30, 2000; liquidation preference of
       $31,538 at December 31, 2000                                                    26,828             26,828
Receivable from stockholder                                                              (250)              (250)

Stockholders' equity (deficit):
   Common stock, $.001 par value; 30,000,000 shares authorized; 9,002,240 shares issued and outstanding at December 31, 2000 and 3,078,486
       issued and outstanding at June 30, 2000                                              9                  3
   Additional paid-in capital                                                         103,951             82,439
   Receivable from stockholders                                                           (72)               (72)
   Accumulated deficit                                                               (102,916)           (96,351)
                                                                                    ---------          ---------
           Total stockholders' equity (deficit)                                           972            (13,981)
                                                                                    ---------          ---------
                                                                                    $  40,217          $  21,765
                                                                                    =========          =========

(1) Derived from the Company's audited consolidated balance sheet as of June 30, 2000, as restated.


            See notes to condensed consolidated financial statements

                          CARDIAC PATHWAYS CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                        Three months ended                 Six months ended
                                                           December 31,                      December 31,
                                                     ------------------------          ------------------------
                                                      2000             1999             2000             1999
                                                     -------          -------          -------          -------
Net sales                                            $ 3,242          $ 1,863          $ 6,284          $ 3,244
Cost of goods sold                                     2,586            1,535            5,074            2,927
                                                     -------          -------          -------          -------
   Gross margin                                          656              328            1,210              317
Operating expenses:
   Research and development                            1,141            1,724            2,142            3,652
   Selling, general and administrative                 3,346            2,067            5,921            3,695
                                                     -------          -------          -------          -------
           Total operating expenses                    4,487            3,791            8,063            7,347
                                                     -------          -------          -------          -------
Loss from operations                                  (3,831)          (3,463)          (6,853)          (7,030)
Other income (expense):
   Interest income                                       153              341              319              518
   Interest expense                                       (6)             (13)             (14)             (48)
   Other, net                                            (14)               6              (17)             126
                                                     -------          -------          -------          -------
           Total other income, net                       133              334              288              596
                                                     -------          -------          -------          -------
Net loss                                              (3,698)          (3,129)          (6,565)          (6,434)
Preferred stock dividend                                 749              880            1,506            1,540
Beneficial conversion feature related to the
  issuance of the Series B preferred stock                --               --               --              960
                                                     -------          -------          -------          -------
Net loss attributable to common stockholders         $(4,447)         $(4,009)         $(8,071)         $(8,934)
                                                     =======          =======          =======          =======

Net loss per share - basic and diluted               ($ 1.29)         ($ 1.99)         ($ 2.47)         ($ 4.44)
                                                     =======          =======          =======          =======

Shares used in computing
    net loss per share - basic and diluted             3,451            2,019            3,273            2,014
                                                     =======          =======          =======          =======

            See notes to condensed consolidated financial statements

                          CARDIAC PATHWAYS CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                            Six months ended
                                                                               December 31,
                                                                        --------          --------
                                                                          2000              1999
                                                                        --------          --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                $ (6,565)         $ (6,434)
Adjustments to reconcile net loss to net cash
   used in operating activities:
   Depreciation and amortization                                             833               687
   Amortization of deferred compensation                                      --                84
Changes in operating assets and liabilities:
   Accounts receivable                                                    (1,061)             (115)
   Inventories                                                               270               186
   Prepaid expenses                                                          (63)              108
   Other current assets                                                      151              (176)
   Accounts payable                                                          (36)              (72)
   Accrued compensation and related benefits                                 346              (417)
   Accrued clinical expenses                                                (208)             (170)
   Other accrued expenses                                                  2,336               722
   Deferred income                                                          (250)             (150)
                                                                        --------          --------
Net cash used in operating activities                                     (4,247)           (5,747)
                                                                        --------          --------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of short-term investments                                           --           (11,120)
Maturities of short-term investments                                       2,645                --
Purchases of property and equipment, net                                  (1,446)             (426)
Purchase of rights to certain patents                                         --            (2,000)
Decrease (increase)  in deposits and other assets                              5               (21)
                                                                        --------          --------
Net cash (provided by) used in investing activities                        1,204           (13,567)
                                                                        --------          --------
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments under capital lease obligations                          (131)             (201)
Proceeds from issuance of preferred stock, net of issuance cost               --            28,500
Proceeds from issuance of common stock, net of issuance cost              22,960                31
                                                                        --------          --------
Net cash provided by financing activities                                 22,829            28,330
                                                                        --------          --------
Net increase in cash and cash equivalents                                 19,786             9,016
   Cash and cash equivalents at beginning of period                        8,488             2,340
                                                                        --------          --------
   Cash and cash equivalents at end of period                           $ 28,274          $ 11,356
                                                                        ========          ========
SUPPLEMENTAL CASH FLOW INFORMATION
Non-cash conversion of bridge loan financing to preferred stock         $    --           $  3,000
                                                                        ========          ========




            See notes to condensed consolidated financial statements

                          CARDIAC PATHWAYS CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000
                                   (UNAUDITED)


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

        The December 31, 2000 and June 30, 2000 balance sheets reflect the discount or beneficial conversion feature present in the convertible securities. The discount was being recognized as a return to the preferred stockholders (similar to a dividend) over the minimum period in which the preferred stockholders can realize a return, immediately for the Series B Convertible Preferred stockholders. The discount was accreted to additional paid in capital in the quarter ended September 30, 1999 balance sheet. Each share of Series B Convertible Preferred Stock is initially convertible into 218 shares of the Company's Common Stock, at the option of the holder. Each share of Series B Convertible Preferred Stock shall automatically be converted into the Company's common stock upon the election of a majority of the holders of the Series B Convertible Preferred Stock. Each share of Series B Convertible Preferred Stock shall entitle the holder thereof to that number of votes on all matters submitted to a vote of the stockholders of the Company equal to the number of shares of common stock into which the Series B Convertible Preferred Stock can be converted.

        The Series B Convertible Preferred Stock Purchase Agreement specifies that, when, as and if dividends are declared, the holder of Series B Convertible Preferred Stock are entitled to a cumulative dividend equal to 11% of the purchase price paid for each share of Series B Convertible Preferred Stock, per share, per year. At any time after May 31, 2004, the cumulative dividend will increase by 6 percentage points at the beginning of each year if the Company elects not to redeem the stock after a redemption request by the holders of a majority of the then outstanding shares of Series B Convertible Preferred Stock, voting as a single class. The Series B Convertible Preferred Stock has a liquidation preference equal to the initial purchase price plus any accrued and unpaid dividends upon the occurrence of a liquidation, a merger or the sale of all or substantially all of the Company's stock or assets. As a result of the liquidation preference, in the event of a liquidation, merger or the sale of substantially all of the Company's stock or assets, the holders of Series B Convertible Preferred Stock will receive their original purchase price plus any accrued and unpaid dividends prior to any distribution to the holders of common stock. After such payment, any remaining proceeds would be distributed ratably among the holders of Series B Convertible Preferred Stock and holders of common stock. As of December 31, 2000, the liquidation preference and redemption value of the outstanding 27,250 shares of Series B Convertible Preferred Stock is $31.5 million, which includes the original investment plus the accrued but unpaid dividends.

        In February 2001, the Company reclassified the Series B Convertible Preferred Stock to exclude it from total stockholder's equity due to the nature of the redemption features of the stock, and restated its condensed consolidated balance sheet at June 30, 2000.

        The operating results for the three months and six months ended December 31, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2001. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Cardiac Pathways Corporation (the "Company") Annual Report on Form 10-K/A for the fiscal year ended June 30, 2000.

2. CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

        The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. All other liquid investments are classified as short-term investments. At December 31, 2000, all short-term investments were classified as available-for-sale. Available-for-sale securities are carried at fair market value with unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity. To date, the Company has not experienced any significant unrealized gains or losses on available-for-sale securities and, accordingly, no adjustments have been made to stockholders' equity.

The following is a summary of available-for-sale securities at cost, which approximates fair value:

                                                  DECEMBER 31,      JUNE 30,
DESCRIPTION                                          2000            2000
-----------                                       -----------      --------
                                                (Dollar amounts in thousands)
Available-for-sale:
    U.S. government agency                         $    --         $ 1,000
    Other government agency                             --           1,000
    Auction rate preferred stock                        --           2,000
    U.S. corporate obligations                      28,874           8,119
                                                   -------         -------
                                                                    12,119

Amounts classified as cash equivalents              27,382           7,982
                                                   -------         -------
Amounts included in short-term investments         $ 1,492         $ 4,137
                                                   =======         =======


        There were no material realized or unrealized gains or losses as of or for the three-month and six-month periods ending December 31, 2000 and 1999. The cost of securities sold is based on the specific identification method.

3. CONDENSED CONSOLIDATED BALANCE SHEET COMPONENTS

        Certain balance sheet components are as follows:

                                          DECEMBER 31,     JUNE 30,
                                             2000           2000
                                          ------------     --------
                                        (Dollar amounts in thousands)
Inventories:

     Raw materials                           $  936         $1,057
     Work-in-process                            285            204
     Finished goods                             604            834
                                             ------         ------
                                             $1,825         $2,095
                                             ======         ======



                                          DECEMBER 31,     JUNE 30,
                                             2000            2000
                                         -----------       -------
                                        (Dollar amounts in thousands)
Property and equipment:
     Equipment                              $10,152        $ 8,320
     Leasehold improvements                     422            422
     Equipment-in-process                       518            904
                                            -------        -------
                                             11,092          9,646
     Less accumulated depreciation and
     amortization                             6,773          6,140
                                            -------        -------
                                            $ 4,319        $ 3,506
                                            =======        =======


4. RECENT PRONOUNCEMENTS

        In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133 (FAS 133), "Accounting for Derivative Instruments and Hedging Activities", as amended by FAS 137, which is required to be adopted in years beginning after June 15, 2000. The Company has not in the past and does not anticipate in the future using derivative instruments, and the Company does not expect that the adoption of FAS 133 will have a significant impact on its financial condition or results of operations.

        In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101") that must be adopted in the quarter ended June 30, 2001. SAB 101 summarizes certain areas of the Staff's views in applying generally accepted accounting principles to revenue in financial statements. Although the Company believes that its current revenue recognition policies comply with SAB 101, additional guidance was issued by the SEC staff and the Company is in the process of evaluating the effect of adopting SAB 101. The Company does not expect that the adoption of SAB 101 will have a significant impact on its financial condition or results of operations.

5. STOCKHOLDER'S EQUITY

        On December 26, 2000, Cardiac Pathways issued and sold 5.9 million shares of common stock at a price of $4.25 per share for aggregate proceeds, net of issuance cost, of $22.8 million.

        The Company intends to use the net proceeds of this financing to expand sales, marketing and manufacturing capacity for its key product platforms, the Realtime Position Management (RPM) Tracking System and the Chilli(R) Cooled Ablation Catheter, and for working capital and general corporate purposes. The shares of common stock sold in the financing have not been registered under the Securities Act of 1933, as amended, and may not be sold in the United States absent registration, or an applicable exemption from registration. Under the terms of the financing, the Company has filed a registration statement for the purpose of registering these shares for resale under the Securities Act of 1933, as amended.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors that include, but are not limited to, the risks discussed in "Factors That May Impact Future Operations" as well as those discussed in the following "Overview" section. These forward-looking statements include the statement in the first paragraph of "Overview" relating to the expectations of operating losses, the statements in the second paragraph of "Overview" relating to the range of clinical utility for the RPM Tracking System and the potential reduction in procedure times, the statements in the third paragraph of "Overview" relating to the manufacturing, marketing and distribution of the Company's products, the statements in the last sentence of "Cost of Goods Sold" relating to expectations for gross margins, the statements in the last sentence of the first paragraph of "Impact of Adoption of New Accounting Standards" regarding FAS 133, the statements in the last sentence of the second paragraph of "Impact of Adoption of New Accounting Standards" regarding SAB 101, the statements in the first paragraph of "Liquidity and Capital Resources" regarding the Company's expected liquidity and capital needs, the statements in the last sentence of the third paragraph of "Liquidity and Capital Resources" regarding the Company's expected capital expenditures, the statements in the section of "Factors That May Impact Future Operations" entitled "Limited Operating History, History of Losses and Expectations of Future Losses" relating to expectations of operating losses and the statement in the third paragraph in the section of "Factors That May Impact Future Operations" entitled "Employees" relating to the Company's need to expand its operations and hire new personnel.

OVERVIEW AND CURRENT EVENTS

        The Company is continuing its shift from a broad-based research & development (R&D) and clinical development oriented company to one focused on expansion of marketing, sales, distribution, customer support and manufacturing capacity. The Company has experienced significant operating losses since inception and as of December 31, 2000 had an accumulated deficit of approximately $102.9 million. The Company expects to continue operating at a loss at least through the end of fiscal year 2002 as it continues to expend substantial funds to establish commercial-scale manufacturing capabilities and to expand its sales and marketing activities. In December 2000, the Company completed the sale and issuance of 5.9 million shares of common stock at a price of $4.25 per share for aggregate proceeds, net of issuance cost, of $22.8 million. The company intends to use the net proceeds of this financing to expand sales, marketing and manufacturing capacity for its key product platforms, the RPM Tracking System and the Chilli Cooled Ablation Catheter, and for working capital and general corporate purposes. The shares of common stock sold in the financing have not been registered under the Securities Act of 1933, as amended. Under the terms of the financing, the Company has filed a registration statement for the purpose of registering these shares for resale under the Securities Act of 1933, as amended.

        The RPM Tracking System and Chilli Cooled Ablation Catheter with RPM tracking were introduced to the U.S. and European markets in May and June of 2000, respectively. The proprietary technology developed by the Company can be used in most diagnostic electrophysiology procedures for real-time visualization of catheters utilizing ultra-sound technology. The RPM Tracking System is expected to assist physicians in precisely manipulating catheters within the heart during procedures, offering the potential for reductions in procedure times and improved economic benefit to the hospital and physician. The RPM Tracking System and Chilli Cooled Ablation Catheter with tracking have received FDA clearance in the U.S. and CE Mark approval in Europe.

        During the second quarter of fiscal 2001, the Company introduced version
3.1 software for its RPM Tracking System. The software integrates mapping of the heart's electrical signals and navigation tools that are designed to enable electrophysiologists to more easily identify and ablate abnormal electrical impulses in a patient's heart which are responsible for an arrhythmia. The software, already in use at selected centers in the United States and Europe, is an enhancement to the company's existing RPM Tracking System. In the new 3.1 software version, non-fluoroscopic catheter navigation has been enhanced with three-dimensional (3-D) mapping capability applied to a 3-D heart model. The system uses ultrasound ranging technology to accurately locate catheter positions within the heart, render 3-D graphical representations of the catheters and of their positions with respect to the heart wall, and view electrical sensing data (mapping) of specific electrode positions. These features enable the physician to more easily identify locations in the endocardium where ablation energy can be applied to treat the arrhythmia.

        The Company's increase in revenues for the quarter ended December 31, 2000 as compared to the quarter ended December 31, 1999 was driven by continued volume growth of sales of the Chilli Cooled Ablation Catheter in the U.S, placements of the RPM Tracking Systems and associated RPM catheter set revenues. The Company is focusing its resources on its two key platforms; the Chilli Cooled Ablation Catheter and the RPM Tracking System.

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

        Due to the nature of the redemption features of the Company's Series B Convertible Preferred Stock, the accompanying Condensed Consolidated Balance Sheets as of December 31, 2000 and June 30, 2000 reflect a change in presentation to exclude the Preferred Stock from Stockholders' Equity (Deficit). In addition, the Company has amended its Quarterly Report on Form 10-Q for the period ended September 30, 2000 and its Annual Report on Form 10-K for the year ended June 30, 2000 to restate the consolidated balance sheets appearing therein to exclude the Series B Preferred Stock from Stockholders' Equity (Deficit). The Company is in discussions with the holders of the Series B Preferred Stock to amend the terms of the Series B Preferred Stock in a manner that would allow the Company to include the Series B Preferred Stock within the Stockholders' Equity (Deficit) section of future consolidated balance sheets.

RESULTS OF OPERATIONS

        Net Sales. The Company's net sales increased 74% to $3.2 million for the three months ended December 31, 2000 compared to $1.9 million for the three months ended December 31, 1999. For the six months ended December 31, 2000, the Company had net sales of $6.3 million compared to $3.2 million for the six months ended December 31, 1999. The increase in net sales for the three and six months ended December 31, 2000 was driven by continued volume growth of the Chilli Cooled Ablation Catheter in the U.S, placements of the RPM Tracking Systems and associated catheter revenues in the U.S. and Europe. Increases in sales of all catheters for the three and six months ended December 31, 2000 compared to the three and six months ended December 31, 1999 were primarily related to unit volume increases rather than price changes.

        In December 1995, the Company received $3.0 million pursuant to a royalty agreement with Arrow International Inc. ("Arrow"). This amount was recorded as deferred royalty income and will be amortized to income for those Trio/Ensemble catheters that Arrow manufactures and sells or, at a minimum, ratably over the period for which the related technology patents expire. $75,000 of royalty income related to the Arrow agreement was recognized for the 3 months ended December 31, 2000 and 1999. A total of $150,000 of royalty income related to the Arrow agreement was recognized for both the six months ended December 31, 2000 and 1999.

        Cost of Goods Sold. Cost of goods sold primarily includes raw materials costs, catheter fabrication costs, system assembly costs and test costs. Cost of goods sold was $2.6 million and $1.5 million for the three months ended December 31, 2000 and 1999, respectively. For the three months ended December 31, 2000, the Company had a gross margin of $656,000, or 20% of revenue, compared to a gross margin of $328,000 in the year earlier period. For the six months ended December 31, 2000, the Company had a gross margin of $1.2 million, or 19% of net sales, compared to a gross margin of $317,000, or 10% of net sales, for the six months ended December 31, 1999. The improvement in the gross margins for the three and six months ended December 31, 2000 compared to the same periods in the prior year reflects the benefit of increasing product volume, process yield improvements and material cost reduction programs. The company is continuing to implement manufacturing process improvements, including continued enhancements to the assembly training program, which together with increases in product volume, process yield improvements and material cost reduction programs, are expected to have positive effects on gross margins.

        Research and Development. Research and development expenses include costs associated with product research, clinical trials, prototype development, design and testing, and costs associated with obtaining regulatory approvals. Research and development expenses decreased 34% to $1.1 million for the three months ended December 31, 2000 from $1.7 million for the three months ended December 31, 1999. Research and development expenses were $2.1 million for the six months ended December 31, 2000 compared to $3.7 million for the six months ended December 31, 1999. The decrease in research and development expenses for both periods was due primarily to the allocation of a greater share of facility costs to manufacturing and the continued refocusing of research and development resources on RPM and Chilli/7 French catheter development and product delivery initiatives.

        Selling, General and Administrative. Selling, general and administrative expenses include compensation and benefits for sales, marketing, senior management and administrative personnel, various legal and professional fees and costs of trade shows. Selling, general and administrative expenses increased to $3.3 million for the three months ended December 31, 2000 from $2.1 million for the three months ended December 31 1999. Selling, general, and administrative expenses were $5.9 million for the six months ending December 31, 2000 compared to $3.7 million for the six months ended December 31, 1999. Approximately $500,000 of non-recurring expenditures were incurred during the three months ended December 31, 2000 related to severance and employee relocation costs. Additional expense growth for the three and six months ended December 31, 2000 as compared to the three months and six ended December 31, 1999 resulted primarily from increased marketing and sales infrastructure supporting the North American and European markets.

        Other Income (Expense), Net. Net other income was $133,000 for the three months ended December 31, 2000, compared to $334,000 for the three months ended December 31, 1999. Net other income was $288,000 for the six months ended December 31, 2000 compared to $596,000 for the six months ended December 31, 1999. Other income consists primarily of interest income earned on cash balances for the respective periods.

        Net Loss. The net loss attributable to common stockholders for the three months ended December 31, 2000 was $4.4 million or $1.29 per share compared to a net loss of $4.0 million or $1.99 for the three months ended December 31, 1999. The net loss attributable to common stockholders for the six months ended December 31, 2000 was $8.1 million or $2.47 per share, compared to a net loss attributable to common stockholders of $8.9 million, or $4.44 per share for the six months ended December 31, 1999. The net loss attributable to common stockholders for the three months ended December 31, 2000 and 1999, and the six months ended December 31, 2000 include the accrued Series B Preferred Stock dividend. The net loss attributable to common stockholders for the six months ended December 31, 1999 include the accrued Series B Preferred Stock dividend and beneficial conversion feature related to the issuance of the Series B Preferred Stock.

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

        In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101") that must be adopted in the quarter ended June 30, 2001. SAB 101 summarizes certain areas of the Staff's views in applying generally accepted accounting principles to revenue in financial statements. Although the Company believes that its current revenue recognition policies comply with SAB 101, additional guidance was issued by the SEC staff and the Company is in the process of evaluating the effect of adopting SAB 101. The Company does not expect that the adoption of SAB 101 will have a significant impact on its financial condition or results of operations.

LIQUIDITY AND CAPITAL RESOURCES

        The Company closed its initial public offering in June 1996 and raised net proceeds of $43.1 million. In July 1999, the Company raised net proceeds of $31.5 million through a Series B Convertible Preferred Stock financing. In December 2000, the Company raised net proceeds of $22.8 million through the issuance and sale of common stock through a private placement. As of December 31, 2000, the Company had $29.8 million in cash, cash equivalents and short-term investments. The Company believes that current cash and investment balances are sufficient to fund operations for at least the next twelve months.

        Net cash used in operating activities was $4.2 million and $5.7 million for the six months ended December 31, 2000 and 1999, respectively. For each of these periods, the net cash used in operating activities resulted primarily from net losses. Net cash generated in investing activities was $1.2 million for the six months ended December 31, 2000 compared to a use of cash for investing activities of $13.6 million for the same period in 1999. For the six months ended December 31, 2000, net cash provided by investing activities resulted primarily from maturity of short-term investments offset in part by the purchases of property and equipment. Net cash provided by financing activities was $22.8 million and $28.3 million for the six months ended December 31, 2000 and 1999, respectively.

        As of the end of December 31, 2000, the Company had capital equipment of approximately $11.1 million, less accumulated depreciation and amortization of approximately $6.8 million, to support its product development, manufacturing and administrative activities. A significant portion of the Company's capital expenditures resulted from the building and placements of RF Generators and RPM Systems in the U.S. The Company expects capital expenditures to increase over the next several years as it builds and places systems and acquires equipment to support manufacturing and development activities.


FACTORS THAT MAY IMPACT FUTURE OPERATIONS

        Limited Operating History; History of Losses and Expectation of Future Losses

        The Company was founded in 1991 and to date has engaged primarily in researching, developing, testing and obtaining regulatory clearances for its products. The Company has experienced significant operating losses since inception. As of December 31, 2000, the Company had an accumulated deficit of $102.9 million. To date, the Company has generated only limited revenues from sales of its products and expects its operating losses to continue through at least the end of fiscal 2002 as it continues to expend funds to conduct its research and development activities, establish commercial-scale manufacturing capabilities and expand its sales and marketing activities. There can be no assurance that any of the Company's products for diagnosis and treatment of ventricular tachycardia and other arrhythmias, particularly the RPM Tracking System or Chilli Cooled Ablation Catheter, will be successfully commercialized or that the Company will achieve significant revenues from either international or domestic sales. In addition, there can be no assurance that the Company will achieve or sustain profitability in the future or meet the expectations of securities industry analysts. The Company's results of operations may fluctuate significantly from quarter to quarter or year to year and will depend on numerous factors, including actions relating to regulatory matters, progress of clinical trials, the extent to which the Company's products gain market acceptance, the scale-up of manufacturing abilities and the expansion of sales and marketing activities and competition.

        No Assurance that Company's Products will Prove to be Safe and Effective

        There can be no assurance that the Company's current or future products will prove to be safe and effective in clinical trials under applicable United States or international regulatory guidelines or that additional modifications to the Company's products will not be necessary. Furthermore, there can be no assurance that the Company will be successful in perfecting the design of the RPM Tracking System. With respect to the Chilli Cooled Ablation System, because ablation treatment of cardiac arrhythmias is relatively new, the long-term effects of radiofrequency ablation on patients are unknown. As a result, the long-term success of ablation therapy in treating ventricular tachycardia and other tachyarrhythmias will not be known for several years

        No Existing Market

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

        There can be no assurance that this system will be successfully commercialized for the approved product set in the United States and Europe. There can be no assurance of the ability to obtain regulatory approval in any market where the Chilli Cooled Ablation Catheter and RPM Tracking System has not yet received approval. Currently, the Chilli Cooled Ablation Catheter and RPM Tracking System have been submitted for regulatory approval in Japan. The Company believes that, as with any novel medical technology, there will be a significant learning process involved for physicians to become proficient. Broad use of the system will require training of electrophysiologists, and the time required to complete such training could adversely affect market acceptance. Failure of the product to achieve significant market acceptance would have a material adverse effect on the Company's business, financial condition and results of operations. Even if the RPM Tracking System achieves market acceptance, the Company will be required to significantly ramp manufacturing operations to produce sufficient quantities of the product to satisfy customer demand. Any failure to manufacture the RPM Tracking System in quantities sufficient to satisfy demand will materially adversely affect the Company's business, financial condition and results of operations.

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

        We Rely on Major Distributors

        The Company currently relies upon international distributors of specialty cardiovascular products to market and sell its products. A large percentage of the Company's revenues are derived from sales to its Japanese distributor, Japan Lifeline. Sales to Japan Lifeline accounted for 49%, 52% and 80%, of the Company's net sales in fiscal 2000, 1999 and 1998, respectively. International sales accounted for 67%, 78% and 87% of the Company's net sales in fiscal 2000, 1999 and 1998, respectively. In fiscal 2001, the Company anticipates that Japan Lifeline will continue to account for a significant percentage of the Company's net sales. Sales to Japan Lifeline accounted for 34% of the Company's net sales for the six months ended December 31, 2001. The Company also relies on three distributors in Europe for a significant portion of its revenues. Ela Medical S.A. ("Ela") covers the territory of France, Italy, Greece, Turkey, Israel, Belgium, and Switzerland. Curative EP ("Curative") is the Company's distributor in Germany, while Izasa S.A. ("Izasa") distributes for the Company in Spain, Canary Islands and Portugal. The distributor agreements for Japan Lifeline, covering Japan, expires in May 2001. The Ela distributor agreement expires in June 2003. The distributor agreements for Curative and Izasa both expire in June 2002. If the Company's sales to any of its international distributors decline, the Company would experience a material decline in revenues. Even if the Company is successful in selling its products through new international distributors, the rate of growth of the Company's net sales could be materially and adversely effected if its current international distributors do not continue to sell a substantial number of the Company's products. If the Company's sales to its current international distributors decline, the Company cannot be certain that it will be able to attract additional distributors that can market its products effectively or can provide timely and cost-effective customer support and service. None of the Company's international distributors are obligated to sell the Company's products after its agreement with the Company has expired. Further, the Company cannot be certain that its current international distributors will continue to represent its products or that they will continue to devote a sufficient amount of effort and resources to selling the Company's products.

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


        The Company currently holds issued and allowed patents and has pending patents and applications covering a number of fundamental aspects of the Company's Chilli Cooled Ablation System, RPM Tracking System and other products. The Company owns 65 United States issued patents and 4 foreign issued patents. The Company owns exclusive field-of-use license on 26 United States issued patents. In addition, the Company has 6 United States pending patent applications, of which two are licensed. The Company has also filed or licensed 22 corresponding foreign patent applications that are currently pending in Europe and/or Japan. Four of the pending foreign patent applications are Patent Cooperation Treaty ("PCT") applications, with Europe and Japan as designated countries for filing at the national phase. One of the PCT applications is licensed. The Company's 65 United States patents expire at various dates ranging from 2012 to 2020 and the 4 foreign issue patents expire at various dates ranging from 2012 to 2015. The exclusive field of use license of 26 United States issued patents expires at various dates ranging from 2013 to 2020.

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

        We Rely on a Continuous Power Supply to Conduct Our Operations, and California's Current Energy Crisis Could Disrupt Our Operations and Increase Our Expenses

        California is in the midst of an energy crisis that could disrupt our operations and increase our expenses. In the event of an acute power shortage, that is, when power reserves for the State of California fall below 1.5%, California has on some occasions implemented, and may in the future continue to implement, rolling blackouts throughout California. We currently do not have backup generators or alternate sources of power in the event of a blackout, and our current insurance does not provide coverage for any damages we or our customers may suffer as a result of any interruptions in our power supply. If blackouts interrupt our power supply, we would be temporarily unable to continue operations at our facilities. Any such interruption in our ability to continue operations at our facilities could damage our reputation, harm our ability to retain existing customers and to obtain new customers, and could result in lost revenue, any of which could substantially harm our business and results of operations.

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

        The Company's management has recently gone through a significant restructuring. The Company's new President and Chief Executive Officer, Thomas
M. Prescott, joined the Company in May 1999. In addition, the Company's Chief Financial Officer, Vice President, Operations and Vice President, Sales each joined the Company in January 2000. The Company also hired a new Vice President of Human Resources who joined the Company in July 2000 and a new Vice President, Operations who joined us in December 2000. There can be no assurance that these newly hired officers of the Company will be able to operate effectively with that portion of the management team that was retained.

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

        Significant Rights attaching to Series B Convertible Preferred Stock

        The Company has 27,250 shares of Series B Convertible Preferred Stock outstanding which are convertible, at the option of the holder, into 5.95 million shares of the Company's common stock. The holders of Series B Convertible Preferred Stock are entitled to significant rights, preferences and privileges over holders of common stock including the right to elect three of five directors to the board of directors of the Company, to a preferential cumulative dividend, to certain redemption rights and to a substantial liquidation payment preference over the Company's common stock which is also payable upon any transaction or series of transactions (including, without limitation, any merger, reorganization or consolidation) involving a transfer of 50% or more of the outstanding voting power of the Company. The holders of Series B Convertible Preferred Stock are also entitled to certain registration rights and enjoy certain protective rights in that their consent is required to effect certain corporate transactions including, but not limited to, amending the Company's certificate of incorporation or by-laws, issuing common or preferred stock, declaring dividends or selling all or substantially all of the Company's stock or assets. It is likely that the preferences and rights enjoyed by the holders of Series B Convertible Preferred Stock has a negative impact the market price of the common stock of the Company. Also, if these holders, by converting their Series B Convertible Preferred Stock into common stock and then exercising their registration rights, cause a large number of securities to be registered and sold in the public market, such sales could materially and adversely affect the market price for the Company's common stock. In addition, if the Company were to include in a registration statement shares held by these holders pursuant to the exercise of their registration rights, such sales may impede the Company's ability to raise needed capital. For a more complete description of the rights, preferences and privileges attaching to the Series B Convertible Preferred Stock refer to the section of "Item 5. Market for Registrant's Common Equity and Related Stockholder Matters" entitled "Recent Sales of Unregistered Securities" in the Companys' Form 10-K/A for the year ended June 30, 2000.

        Significant Control by Holders of Series B Convertible Preferred Stock

The holders of Series B Convertible Preferred Stock beneficially own an aggregate of approximately 54.2% of the outstanding voting stock of the Company and are entitled to elect three of five directors to the Company's Board of Directors. These stockholders, if acting together, will be able to significantly influence all matters requiring approval of either the Board of Directors or the stockholders of the Company, including the approval of significant corporate transactions. This concentration of ownership may also delay, deter or prevent a change in control and may make some transactions more difficult or impossible to complete without the support of these stockholders.

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

                          CARDIAC PATHWAYS CORPORATION


PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

        On December 26, 2000 the Company issued and sold 5,858,823 shares of its common stock at a purchase price of $4.25 per share to a limited number of accredited investors. The aggregate offering price was $24.9 million. Pursuant to the foregoing sale, the Company agreed to register the shares under the Securities Act on Form S-3 for resale to the public. Dain Rauscher Wessels acted as placement agent for the transaction and received a placement agent fee of $1.75 million.

        The foregoing transaction did not involve any public offering, and the Company believes that the transaction was exempt from the registration requirements of the Securities Act by virtue of Section 4(2) thereof or Regulation D promulgated thereunder. The recipients in the foregoing transaction represented their intention to acquire the securities for investment only and not with a view to or for resale in connection with any distribution thereof, and appropriate legends were affixed to the share certificates and instruments issued in the foregoing transaction. All recipients had adequate access, through their relationships with the Company, to information about us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's Annual Meeting of Stockholders on December 15, 2000 the stockholders approved the following actions:

A.   Election of directors

     M. Fazle Husain & Mark J. Brooks   For: 8,198,761  Against: 73,997

B. The approval of the 2000 Stock Plan with 500,000 shares of Common Stock reserved for issuance thereunder.

     For: 7,429,834  Against: 107,375  Abstain: 844  Broker Non-vote: 734,705

C. The amendment of the 1998 Employee Stock Purchase Plan to provide for a one-time increase to the amount of shares of Common Stock reserved for issuance thereunder and to modify the annual increase provisions.

     For: 7,488,139  Against: 49,045  Abstain: 869  Broker Non-vote: 734,705

D. The approval of the issue and sale of 5,882,353 shares of Common Stock to certain investors of Cardiac Pathways.

     For: 7,509,209  Against: 26,900  Abstain: 1,944  Broker Non-vote: 734,705

E. Ratification of the appointment of Ernst & Young LLP as independent auditors of the Company for the fiscal year ending June 30, 2001.

                For: 8,259,278  Against: 12,222  Abstain: 1,258

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        (a) The exhibits listed on the accompanying Exhibit Index are filed as a part hereof.

        (b) On November 8, 2000 the Company filed a report on Form 8-K announcing that it had entered into a common stock purchase agreement with certain investors. On December 28, 2000 the Company filed a report on Form 8-K announcing that it had closed the common stock financing disclosed in the November 8, 2000 report on Form 8-K.

                          CARDIAC PATHWAYS CORPORATION


                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


DATE: FEBRUARY 13, 2001                CARDIAC PATHWAYS CORPORATION


                                       /S/ THOMAS M. PRESCOTT
                                       -----------------------------------------
                                       THOMAS M. PRESCOTT
                                       PRESIDENT AND CHIEF EXECUTIVE OFFICER


                                       /S/ ELDON M. BULLINGTON
                                       -----------------------------------------
                                       ELDON M. BULLINGTON
                                       VICE PRESIDENT OF FINANCE AND CHIEF
                                       FINANCIAL OFFICER