Form 10-K405/A
period 2000-06-30
CARDIAC PATHWAYS CORP
filed 2001-02-15
CIK 1012367

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                  FORM 10-K/A

                                AMENDMENT NO. 2

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

                                                         YEAR ENDED JUNE 30,
                                       -------------------------------------------------------
                                         2000        1999        1998        1997       1996
                                       --------    --------    --------    --------    -------
                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF OPERATIONS
  DATA:
Net sales............................  $  6,821    $  4,406    $  2,420    $  2,409    $ 1,684
Manufacturing and operating cost:
  Manufacturing start-up and cost of
     goods sold......................     6,868       4,249       2,828       2,508      2,408
  Research and development...........     6,947      12,115      14,353      11,756      6,819
  Selling, general and
     administrative..................    10,063       6,685       4,092       3,147      1,981
                                       --------    --------    --------    --------    -------
          Total manufacturing and
            operating cost...........    23,878      23,049      21,273      17,411     11,208
                                       --------    --------    --------    --------    -------
Loss from operations.................   (17,057)    (18,643)    (18,853)    (15,002)    (9,524)
Other income, net....................       690          77       1,354       2,136        155
                                       --------    --------    --------    --------    -------
Net loss.............................   (16,367)   $(18,566)   $(17,499)   $(12,866)   $(9,369)
                                                   ========    ========    ========    =======
Preferred stock dividend.............     3,300
Beneficial conversion feature related
  to the issuance of the Series B
  Preferred Stock....................       960
                                       --------
Net loss applicable to common
  stockholders.......................  $(20,627)
                                       ========
Net loss per share -- basic and
  diluted............................  $ (10.05)   $  (9.34)   $  (9.07)   $  (6.86)
                                       ========    ========    ========    ========
Shares used in computing net loss per
  share -- basic and diluted.........     2,053       1,987       1,930       1,876
                                       ========    ========    ========    ========

                                                                JUNE 30,
                                          ----------------------------------------------------
                                           2000        1999       1998       1997      1996(1)
                                          -------    --------    -------    -------    -------
                                                             (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
Cash, cash equivalents and short-term
  investments...........................  $12,625    $  2,340    $24,517    $41,567    $52,873
Working capital (deficit)...............   12,173        (745)    22,351     39,511     52,028
Total assets............................   21,765       8,906     30,935     46,655     57,188
Long-term liabilities, net of current
  portion...............................    4,900       2,974      9,248      9,077      8,877
Redeemable Convertible Preferred
  Stock.................................   26,828          --         --         --         --
Accumulated deficit.....................  (96,351)    (79,983)   (61,418)   (43,919)   (31,053)
Stockholders' equity (deficit)..........  (13,980)       (395)    17,485     33,992     46,051

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

RESULTS OF OPERATIONS

     YEARS ENDED JUNE 30, 2000 AND 1999

     Net Sales. The Company's net sales increased 55% to $6.8 million for fiscal 2000 compared to $4.4 million for fiscal 1999. During the year, the Company saw significant increases in revenue from sales of the Chilli Cooled Ablation Catheter and sales of the Radii-T mapping and ablation catheter. Sales for the Chilli Cooled Ablation Catheter increased 157% and the Radii-T sales increased by 48%. Sales of the Trio/Ensemble diagnostic catheters to international customers have remained constant during fiscal 2000. Increases in sales for all catheters year over year were primarily related to unit volume increases rather than price changes.

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

     Cost of Goods Sold. Cost of goods sold primarily includes raw materials costs, catheter fabrication costs, system assembly costs and test costs. Cost of goods sold was $6.9 million and $4.2 million for fiscal 2000 and 1999, respectively. Cost of goods sold for fiscal 2000 included approximately $250,000 of costs associated with discontinuing the Mercator Atrial Mapping Basket product line, approximately $450,000 of costs associated with introduction of the RPM product line and production increases for the Chilli product line. Gross margins were approximately break-even for fiscal 2000 and $200,000 for fiscal 1999. The Company expects that its gross margins will continue to be impacted negatively by the cost of bringing the RPM products on line during fiscal 2001. Cardiac Pathways is currently implementing manufacturing process improvements, including redesigning the labor work-area for greater efficiency and commencing enhanced assembly training programs. The impact of these improvements together with increases in product volume, process yield improvements and material cost reduction programs are expected to have positive effects on gross margins.

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

2007........................................................  $ 1,030,000
2008........................................................    3,350,000
2009........................................................    7,300,000
2010........................................................    9,100,000
2011........................................................    6,700,000
2012........................................................   12,100,000
2013........................................................   17,700,000
2019........................................................   18,200,000
2020........................................................   16,300,000

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

  We Rely on Major Distributors

     The Company currently relies upon international distributors of specialty cardiovascular products to market and sell its products. A large percentage of the Company's revenues are derived from sales to its Japanese distributor, Japan Lifeline. Sales to Japan Lifeline accounted for 49%, 52% and 80%, of the Company's net sales in fiscal 2000, 1999 and 1998, respectively. International sales accounted for 67%, 78% and 87% of the Company's net sales in fiscal 2000, 1999 and 1998, respectively. In fiscal 2001, the Company anticipates that Japan Lifeline will continue to account for a significant percentage of the Company's net sales. The Company also relies on three distributors in Europe for a significant portion of its revenues. Ela Medical S.A. ("Ela") covers the territory of France, Italy, Greece, Turkey, Israel, Belgium and Switzerland. Curative

EP ("Curative") is the Company's distributor in Germany, while Izasa S.A. ("Izasa") distributes for the Company in Spain, Canary Islands and Portugal. The distributor agreement for Japan Lifeline, covering Japan, expires in May 2001. The Ela distributor agreement expires in June 2003. The distributor agreements for Curative and Izasa both expire in June 2002. If the Company's sales to any of its international distributors decline, the Company would experience a material decline in revenues. Even if the Company is successful in selling its products through new international distributors, the rate of growth of the Company's net sales could be materially and adversely effected if its current international distributors do not continue to sell a substantial number of the Company's products. If the Company's sales to its current international distributors decline, the Company cannot be certain that it will be able to attract additional distributors that can market its products effectively or can provide timely and cost-effective customer support and service. None of the Company's international distributors are obligated to sell the Company's products after its agreement with the Company has expired. Further, the Company cannot be certain that its current international distributors will continue to represent its products or that they will continue to devote a sufficient amount of effort and resources to selling the Company's products.

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

     Cardiac Pathways currently holds issued and allowed patents and has pending patents and applications covering a number of fundamental aspects of the Company's Chilli Cooled Ablation System, RPM Tracking System and other products. The Company owns 64 United States issued patents and 4 foreign issued patents. The Company owns exclusive field-of-use license on 26 United States issued patents. In addition, the Company has 8 United States pending patent applications, of which 2 are licensed. The Company has also filed or licensed 22 corresponding foreign patent applications that are currently pending in Europe and/or Japan. Four of the pending foreign patent applications are Patent Cooperation Treaty ("PCT") applications, with Europe and Japan as designated countries for filing at the national phase. One of the PCT applications is licensed. The Company's 64 United States patents expire at various dates ranging from 2012 to 2020 and the 4 foreign issue patents expire at various dates ranging from 2012 to 2015. The exclusive field of use license of 26 United States issued patents expires at various dates ranging from 2013 to 2020.

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

  We Rely on a Continuous Power Supply to Conduct Our Operations, and California's Current Energy Crisis Could Disrupt Our Operations and Increase Our Expenses

     California is in the midst of an energy crisis that could disrupt our operations and increase our expenses. In the event of an acute power shortage, that is, when power reserves for the State of California fall below 1.5%, California has on some occasions implemented, and may in the future continue to implement, rolling blackouts throughout California. We currently do not have backup generators or alternate sources of power in the event of a blackout, and our current insurance does not provide coverage for any damages we or our customers may suffer as a result of any interruption in our power supply. If blackouts interrupt our power supply, we would be temporarily unable to continue operations at our facilities. Any such interruption in our ability to continue operations at our facilities could damage our reputation, harm our ability to retain existing customers and to obtain new customers, and could result in lost revenue, any of which could substantially harm our business and results of operations.

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

  Market Interest Rate Risk

     As of June 30, 2000 the Company had short-term available-for-sale investments with a value of $12.1 million (See Note 1 to the Consolidated Financial Statements). These investments are subject to interest rate risk and will decrease in value if market interest rates increase. A hypothetical 10 percent increase in market interest rates from levels at June 30, 2000, would cause the fair value of these short-term investments to decline by an immaterial amount. Because the Company has the ability to hold these investments until maturity, we would not expect the value of these investments to be affected to any significant degree by the effect of a sudden change in market interest rates. Declines in interest rates over time will, however, reduce our interest income.

     As of June 30, 1999, the Company did not have any available-for-sale investments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Company's financial statements and the report of independent auditors appear on pages F-1 through F-21 of this Report.

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

(1) These shares are subject to exercise under stock options granted under the Company's 1991 Stock Option Plan. See "Option Grants in Last Fiscal Year."

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) Financial Statements

     The following financial statements are filed as part of this Report:

                                                              PAGE
                                                              ----
Report of Ernst & Young LLP, Independent Auditors...........  F-2
Consolidated Balance Sheets.................................  F-3
Consolidated Statements of Operations.......................  F-4
Consolidated Statements of Redeemable Convertible Preferred
  Stock and Changes in Stockholders' Equity (Deficit).......  F-5
Consolidated Statements of Cash Flows.......................  F-6
Notes to Consolidated Financial Statements..................  F-7

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

    10.15(5)      1998 Employee Stock Purchase Plan.
    10.17(3)      Lease Agreement dated April 27, 1998 between the Registrant and Lincoln Property Company Management Services, Inc. for
                  the premises located at 824 W. California Ave., Sunnyvale,
                  California 94086.
    10.22(6)      Cardiac Pathways Corporation 1998 Nonstatutory Option Plan.
    10.23(7)      Series B Convertible Preferred Stock Purchase Agreement.
    10.24(7)      Registration Rights Agreement dated May 20, 1999.
    10.25(9)      Employment Agreement with Thomas M. Prescott dated May 18,
                  1999.
    10.26*        Employment Agreement with Eldon M. Bullington dated January
                  3, 2000.
    10.27*        Employment Agreement with Sandra L. Miller dated January 3,
                  2000.
    10.28(9)+     Exclusive Licensing Agreement between the Registrant and
                  Sonometrics corporation Date July 21, 1999
    10.29*        Employment Agreement with Michael N. Forrest dated July 24,
                  2000.
    10.30(9)      Employment Agreement with Richard E. Riley dated June 1,
                  1992.
    10.31*        Employment Agreement with Robert K. Weigle dated January 17,
                  2000
    10.32*        Consulting Agreement with William N. Starling dated January
                  1, 2000.
    23.1          Consent of Ernst & Young LLP, Independent Auditors.
    24.1*         Power of Attorney.
    27.1          Financial Data Schedule

---------------
 + Confidential treatment has been granted for portions of these agreements. Omitted portions have been filed separately with the Commission.

 *  Previously filed.

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

                                          CARDIAC PATHWAYS CORPORATION

                                          By:    /s/ ELDON M. BULLINGTON
                                            ------------------------------------
                                                    Eldon M. Bullington
                                                  Chief Financial Officer

Date: February 13, 2001

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                   SIGNATURE                                    TITLE                       DATE
                   ---------                                    -----                       ----
              THOMAS M. PRESCOTT*                 President, Chief Executive Officer  February 13, 2001
 ---------------------------------------------      (Principal Executive Officer)
              (Thomas M. Prescott)

            /s/ ELDON M. BULLINGTON                 Vice President of Finance and     February 13, 2001
 ---------------------------------------------    Chief Financial Officer (Principal
             (Eldon M. Bullington)                Financial and Accounting Officer)

              WILLIAM N. STARLING*                Chairman of the Board of Directors  February 13, 2001
 ---------------------------------------------
             (William N. Starling)

                MARK J. BROOKS*                                Director               February 13, 2001
 ---------------------------------------------
                (Mark J. Brooks)

                M. FAZLE HUSAIN*                               Director               February 13, 2001
 ---------------------------------------------
               (M. Fazle Husain)

              ANCHIE Y. KUO, M.D.*                             Director               February 13, 2001
 ---------------------------------------------
             (Anchie Y. Kuo, M.D.)

 ---------------------------------------------

          *By: /s/ ELDON M. BULLINGTON                                                February 13, 2001
    ----------------------------------------
              Eldon M. Bullington
                Attorney-In-fact

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Report of Ernst & Young LLP, Independent Auditors...........  F-2
Consolidated Balance Sheets as of June 30, 2000 and 1999....  F-3
Consolidated Statements of Operations for the years ended
  June 30, 2000, 1999 and 1998..............................  F-4
Consolidated Statements of Redeemable Convertible Preferred
  Stock and Changes in Stockholders' Equity (Deficit) for
  the years ended June 30, 2000, 1999 and 1998..............  F-5
Consolidated Statements of Cash Flows for the years ended
  June 30, 2000, 1999, and 1998.............................  F-6
Notes to Consolidated Financial Statements..................  F-7

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

     As discussed in Note 4 to the consolidated financial statements, Cardiac Pathways Corporation has changed its presentation of Redeemable Convertible Preferred Stock to exclude such amounts from Total Stockholders' Equity and, accordingly, has restated the consolidated financial statements for the year ended June 30, 2000.

                                                           /s/ ERNST & YOUNG LLP

San Jose, California
July 28, 2000
except for the last paragraph of Note 4, as to which the date is February 13, 2001

                          CARDIAC PATHWAYS CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                        JUNE 30,
                                                              ----------------------------
                                                                  2000
                                                               (RESTATED)         1999
                                                              ------------    ------------
Current assets:
  Cash and cash equivalents.................................  $  8,487,634    $  2,339,660
  Short-term investments....................................     4,136,988
                                                                                       ---
  Accounts receivable, net of allowance for doubtful
     accounts of $139,269 at June 30, 2000 and $105,000 at
     June 30, 1999..........................................     1,271,395         898,296
  Inventories...............................................     2,095,178       2,228,879
  Prepaid expenses..........................................       227,070         338,479
  Other current assets......................................       222,102          76,719
                                                              ------------    ------------
          Total current assets..............................    16,440,367       5,882,033
Property and equipment, net.................................     3,505,428       2,891,819
Notes receivable from related parties.......................       100,000          29,584
Intangible assets, net of accumulated amortization of
  $366,666 at June 30, 2000.................................     1,633,333
Deposits and other assets...................................        86,137         102,406
                                                              ------------    ------------
                                                              $ 21,765,265    $  8,905,842
                                                              ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable..........................................  $    980,374    $    488,128
  Accrued compensation and related benefits.................     1,196,071         835,277
  Accrued clinical expenses.................................       527,001         939,183
  Other accrued expenses....................................       906,682         738,831
  Current obligations under capital leases..................       257,714         325,334
  Deferred income -- current portion........................       400,000         300,000
  Short-term debt obligation................................            --       3,000,000
                                                              ------------    ------------
          Total current liabilities.........................     4,267,842       6,626,753
Long-term obligations under capital leases..................        85,058         342,772
Deferred income.............................................     2,030,862       2,330,862
Accrued series B preferred dividends........................     2,784,375              --

Redeemable Convertible Preferred stock, $.001 par value;
  5,000,000 shares authorized and 27,250 issued and
  outstanding at June 30, 2000 and none issued and
  outstanding at June 30, 1999; redemption amount and
  liquidation preference of $30,034,375 at June 30, 2000....    26,827,519              --
Receivables from stockholder................................      (250,000)

Stockholders' equity (deficit):
  Common stock, $.001 par value; 6,000,000 shares
     authorized; 3,078,486 shares issued and outstanding at
     June 30, 2000 and 2,007,904 at June 30, 1999...........         3,078           2,008
  Additional paid-in capital................................    82,439,065      80,152,542
  Receivables from stockholders.............................       (71,667)       (385,000)
  Accumulated deficit.......................................   (96,350,867)    (79,983,404)
  Deferred compensation.....................................            --        (180,691)
                                                              ------------    ------------
          Total stockholders' equity (deficit)..............   (13,980,391)       (394,545)
                                                              ------------    ------------
                                                              $ 21,765,265    $  8,905,842
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
                                                   ============    ============    ============

                See Notes to Consolidated Financial Statements.

                          CARDIAC PATHWAYS CORPORATION

CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND CHANGES IN
                         STOCKHOLDERS' EQUITY (DEFICIT)

                                               REDEEMABLE CONVERTIBLE
                                                   PREFERRED STOCK                     STOCKHOLDERS' EQUITY (DEFICIT)
                                         -----------------------------------   -----------------------------------------------
                                                                 RECEIVABLE       COMMON STOCK      ADDITIONAL    RECEIVABLES
                                                                    FROM       ------------------     PAID-IN         FROM
                                         SHARES     AMOUNT      STOCKHOLDER     SHARES     AMOUNT     CAPITAL     STOCKHOLDERS
                                         ------   -----------   ------------   ---------   ------   -----------   ------------
Balance at June 30, 1997...............      --            --           --     1,904,707   $1,905   $79,096,812    $(420,000)
Issuance of Common Stock warrants......      --            --           --            --      --         60,351           --
Issuance of nonqualified stock option
  for services.........................      --            --           --            --      --         65,121           --
Exercise of options to purchase Common
  Stock................................      --            --           --        41,776      42        225,502       35,000
Issuance of Common Stock under employee
  stock purchase plan..................      --            --           --        12,711      13        343,829           --
Amortization of deferred
  compensation.........................      --            --           --            --      --             --           --
Net loss...............................      --            --           --            --      --             --           --
                                         ------   -----------    ---------     ---------   ------   -----------    ---------
Balance at June 30, 1998...............      --            --           --     1,959,194   1,960     79,791,615     (385,000)
Issuance of Preferred Stock warrants...      --            --           --            --      --         45,000           --
Issuance of nonqualified stock option
  for services.........................      --            --           --            --      --          3,811           --
Exercise of options to purchase Common
  Stock................................      --            --           --        32,436      32        314,099           --
Issuance of Common Stock under employee
  stock purchase plan..................      --            --           --        16,274      16        132,423           --
Deferred compensation..................      --            --           --            --      --       (134,406)          --
Amortization of deferred
  compensation.........................      --            --           --            --      --             --           --
Net loss...............................      --            --           --            --      --             --           --
                                         ------   -----------    ---------     ---------   ------   -----------    ---------
Balance at June 30, 1999...............      --            --           --     2,007,904   2,008     80,152,542     (385,000)
Issuance of Series B Preferred Stock,
  net of issuance cost of $500,000
  (restated)...........................  32,250    31,750,000     (250,000)           --      --        960,000           --
Preferred Stock Dividends..............      --            --           --            --      --     (4,260,000)          --
Exercise of options to purchase Common
  Stock................................      --            --           --        33,781      33        152,497           --
Issuance of Common Stock under employee
  stock purchase plan..................      --            --           --        36,801      37         68,795           --
Write-off of receivable from
  Shareholder..........................      --            --           --            --      --             --      313,333
Deferred compensation..................      --            --           --            --      --        (71,875)          --
Amortization of deferred
  compensation.........................      --            --           --            --      --             --           --
Conversion of Series B Preferred Stock
  to Common Stock (restated)...........  (5,000)   (4,922,481)          --     1,000,000   1,000      5,437,106           --
Net loss...............................      --            --           --            --      --             --           --
                                         ------   -----------    ---------     ---------   ------   -----------    ---------
Balance at June 30, 2000 (restated)....  27,250   $26,827,519    $(250,000)    3,078,486   $3,078   $82,439,065    $ (71,667)
                                         ======   ===========    =========     =========   ======   ===========    =========


                                                 STOCKHOLDERS' EQUITY (DEFICIT)
                                         ----------------------------------------------
                                                                            TOTAL
                                         ACCUMULATED      DEFERRED      STOCKHOLDERS'
                                           DEFICIT      COMPENSATION   EQUITY (DEFICIT)
                                         ------------   ------------   ----------------
Balance at June 30, 1997...............  $(43,918,832)   $(767,676)      $ 33,992,209
Issuance of Common Stock warrants......            --           --             60,351
Issuance of nonqualified stock option
  for services.........................            --           --             65,121
Exercise of options to purchase Common
  Stock................................            --           --            260,544
Issuance of Common Stock under employee
  stock purchase plan..................            --           --            343,842
Amortization of deferred
  compensation.........................            --      261,748            261,748
Net loss...............................   (17,498,797)          --        (17,498,797)
                                         ------------    ---------       ------------
Balance at June 30, 1998...............   (61,417,629)    (505,928)        17,485,018
Issuance of Preferred Stock warrants...            --           --             45,000
Issuance of nonqualified stock option
  for services.........................            --           --              3,811
Exercise of options to purchase Common
  Stock................................            --           --            314,131
Issuance of Common Stock under employee
  stock purchase plan..................            --           --            132,439
Deferred compensation..................            --      134,406                 --
Amortization of deferred
  compensation.........................            --      190,831            190,831
Net loss...............................   (18,565,775)          --        (18,565,775)
                                         ------------    ---------       ------------
Balance at June 30, 1999...............   (79,983,404)    (180,691)          (394,545)
Issuance of Series B Preferred Stock,
  net of issuance cost of $500,000
  (restated)...........................            --           --            960,000
Preferred Stock Dividends..............            --           --         (4,260,000)
Exercise of options to purchase Common
  Stock................................            --           --            152,530
Issuance of Common Stock under employee
  stock purchase plan..................            --           --             68,832
Write-off of receivable from
  Shareholder..........................            --           --            313,333
Deferred compensation..................            --       71,875                 --
Amortization of deferred
  compensation.........................            --      108,816            108,816
Conversion of Series B Preferred Stock
  to Common Stock (restated)...........            --           --          5,438,106
Net loss...............................   (16,367,463)          --        (16,367,463)
                                         ------------    ---------       ------------
Balance at June 30, 2000 (restated)....  $(96,350,867)   $      --       $(13,980,391)
                                         ============    =========       ============

                See Notes to Consolidated Financial Statements.

                          CARDIAC PATHWAYS CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                          YEAR ENDED JUNE 30,
                                                              --------------------------------------------
                                                                  2000            1999            1998
                                                              ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss....................................................  $(16,367,463)   $(18,565,775)   $(17,498,797)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation and amortization.............................     1,708,833       1,271,058       1,274,226
  Amortization of deferred compensation.....................       108,816         190,831         261,748
  (Gain) loss on disposal of property and equipment.........        44,726              --         (33,678)
  Issuance of common stock warrants.........................            --              --          60,351
  Issuance of preferred stock warrants......................            --          45,000              --
  Issuance of nonqualified stock options for Services.......            --           3,811          65,121
  Receivable from shareholder written off...................       313,333              --              --
Changes in operating assets and liabilities:
  Accounts receivable.......................................      (373,099)       (374,841)       (354,627)
  Receivable from related party.............................            --              --           1,552
  Inventories...............................................       133,701        (662,213)       (248,037)
  Prepaid expenses..........................................       111,409         (20,930)         94,209
  Other current assets......................................      (145,383)        449,474          52,335
  Accounts payable..........................................       492,246        (591,644)        291,388
  Accrued compensation and related benefits.................       360,794         233,970         138,493
  Accrued clinical expenses.................................      (412,182)       (205,373)        448,450
  Other accrued expenses....................................       167,851          84,161        (215,572)
  Deferred Income...........................................      (200,000)       (300,000)        (19,611)
  Interest payable on note..................................            --              --      (1,153,625)
                                                              ------------    ------------    ------------
Net cash used in operating activities.......................   (14,056,417)    (18,442,471)    (16,836,074)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of short-term investments.........................   (11,136,988)     (5,612,448)    (25,167,799)
Maturities and sales of short-term investments..............     7,000,000      22,860,948      44,394,833
Purchase of property and equipment..........................    (2,000,502)     (1,202,612)     (1,170,621)
Proceeds from disposal of equipment.........................            --              --          23,519
Issuance of notes receivable................................      (300,000)             --        (224,953)
Payments received on notes receivable.......................       229,584         230,893         283,967
Purchase of rights to certain patents.......................    (2,000,000)             --              --
(Increase) decrease in deposits and other assets............        16,269         386,590        (391,713)
                                                              ------------    ------------    ------------
Net cash provided by (used in) investing activities.........    (8,191,637)     16,663,371      17,747,233
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments under capital lease obligations..........      (325,334)       (596,687)       (838,094)
Proceeds from bridge loan financing.........................            --       3,000,000              --
Repayment of borrowings on line of credit...................            --      (6,000,000)             --
Repayment of note payable...................................            --              --      (4,500,000)
Proceeds from borrowings on line of credit..................            --              --       6,000,000
Proceeds from issuance of preferred stock, net of issuance
  cost......................................................    28,500,000              --              --
Proceeds from issuance of common stock......................       221,362         446,570         569,386
Notes receivable from stockholders..........................            --              --          35,000
                                                              ------------    ------------    ------------
Net cash provided by (used in) financing activities.........    28,396,028      (3,150,117)      1,266,292
                                                              ------------    ------------    ------------
Net increase (decrease) in cash and cash equivalents........     6,147,974      (4,929,217)      2,177,451
Cash and cash equivalents at beginning of year..............     2,339,660       7,268,877       5,091,426
                                                              ------------    ------------    ------------
Cash and cash equivalents at end of year....................  $  8,487,634    $  2,339,660    $  7,268,877
                                                              ============    ============    ============
SUPPLEMENTAL CASH FLOW INFORMATION
Non-cash conversion of bridge loan financing to preferred
  stock.....................................................  $  3,000,000    $         --    $         --
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

     In the year ended June 30, 1999, certain securities designated as held-to-maturity were sold prior to their maturity date to pay-off a collateralized loan. Under our Loan and Security Agreement with Silicon Valley Bank, we were required to collateralize 105% of the $6,000,000 principal balance of the loan in the event of noncompliance with certain financial operating ratio and liquidity covenants. In late March 1999, as a result of noncompliance with those covenants, the Company fully collateralized the Silicon Valley Bank loan by

                          CARDIAC PATHWAYS CORPORATION

                                 JUNE 30, 2000

pledging $3,000,000 of cash and $3,300,000 of short-term investments. On May 20, 1999, Silicon Valley Bank foreclosed and took possession of the collateral in satisfaction of the full amount due under the loan.

     At June 30, 2000, the Company has reclassified the $2,000,000 of originally designated held-to-maturity securities to available-for sale.

     Available-for-sale securities are carried at fair value with unrealized gains and losses reported as a separate component of stockholders' equity, if material. To date, the Company has not experienced any significant unrealized gains or losses on available-for-sale securities and, accordingly, no adjustments have been made to stockholders' equity.

     The following is a summary of available-for-sale securities at June 30, 2000:

                                                              GROSS         GROSS
                                              AMORTIZED     UNREALIZED    UNREALIZED     ESTIMATED
                DESCRIPTION                     COST          GAINS         LOSSES      FAIR VALUE
                -----------                  -----------    ----------    ----------    -----------
Available-for-sale:
  U.S. government agency...................  $ 1,000,000     $    --       $    --      $ 1,000,000
  Other government agency..................    1,000,000          --        (2,640)         997,360
  Auction rate preferred stock.............    2,000,000          --            --        2,000,000
  U.S. corporate obligations...............    8,119,109          --        (1,615)       8,117,494
                                             -----------     -------       -------      -----------
                                              12,119,109          --        (4,255)      12,114,854
Amounts classified as cash equivalents.....    7,982,121          --            --        7,982,121
                                             -----------     -------       -------      -----------
Amounts included in short-term
  investments..............................  $ 4,136,988     $    --       $(4,255)     $ 4,132,733
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

                          CARDIAC PATHWAYS CORPORATION

                                 JUNE 30, 2000

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

  Revenue Recognition

     Revenue from disposable products is recognized at the time of shipment. Revenue from equipment is recognized upon shipment and the completion of certain installation and acceptance criteria. Revenue from sales to distributors is recognized when the products are shipped, except in the case of a demonstration product shipment, or if a RPM System is shipped with elements or modules essential to the functionality of the system on backorder (partial shipment). Revenue is recognized on a demonstration product at the expiration of the demonstration term if the customer executes a purchase agreement and accepts title to the product. In the case of a partial shipment, revenue is recognized when all elements of the order essential to the functionality of the system have been shipped and the terms of the purchase agreement have been met. Estimated sales returns and allowances are recorded as a percentage of sales based on historical return rates.

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

                          CARDIAC PATHWAYS CORPORATION

                                 JUNE 30, 2000

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

  Net Loss Per Share

     Basic and diluted net loss per share is computed using the weighted average number of shares of common shares outstanding during the period. The Company has other securities outstanding (including Series B Convertible Preferred Stock and Series B Convertible Preferred Stock Warrants which amounted to 5,450,000 and 60,000 of equivalent shares of common stock, options to purchase 1,425,971 shares of common stock and warrants to purchase 28,628 shares of common stock at June 30, 2000) that could dilute basic earnings per share in the future that were not included in the computation of diluted net loss per share in the periods presented as their effect is anti-dilutive.

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
                                                   ============    ============    ============

  Stock-Based Compensation

     The Company accounts for its stock-based compensation arrangements using the intrinsic-value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and accordingly, has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 (FAS 123), "Accounting for Stock-Based Compensation." These provisions require the Company to disclose pro forma net loss and net loss per share amounts as if compensation expense related to certain stock awards were recognized based on the fair value accounting rules under FAS 123 (see Note 4). Stock based compensation arrangements to non-employees are accounted for in accordance with FAS 123 and EITF 96-18, using a fair value approach, and the compensation cost of such arrangements are subject to remeasurement over their vesting terms, as earned. For the fiscal years ending June 30, 2000, 1999, and 1998, there were no significant grants to non-employees.

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

                          CARDIAC PATHWAYS CORPORATION

                                 JUNE 30, 2000

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

     In March 2000, the Financial Accounting Standards Board FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25. The Interpretation, which has been adopted prospectively as of July 1, 2000, requires that stock options that have been modified to reduce the exercise price be accounted for as variable. Under the Interpretation, the options are accounted for as variable from July 1, 2000 until the options are exercised, forfeited or expire unexercised. The Company believes that its current accounting principles for stock compensation comply with APB Opinion No. 25, and that adoption of FASB Interpretation No. 44 is not expected to have a significant impact on its financial condition or results of operations.

 2. DEBT

     In May 1999, in connection with the Series B Preferred Stock Financing, the Company obtained a convertible bridge loan of $3,000,000 from certain participating investors. The bridge loan bore interest at the prime rate plus 2.00%. The promissory notes issued in connection with the bridge loan were convertible into shares of Series B Convertible Preferred Stock at the same price as the share issued in the financing. In July 1999, the bridge loan and related accrued interest of $52,000 was converted into 3,052 shares of Series B Preferred Stock concurrent with the closing of the financing (see note 4).

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

                                 JUNE 30, 2000

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

 4. REDEEMABLE CONVERTIBLE PREFERRED STOCK

  Preferred Stock

     In July 1999, the Company's stockholders authorized and the Company completed a $32 million offering of Series B Convertible Preferred Stock at $1,000 per share to a group of accredited investors. In connection with the Series B Convertible Preferred Stock financing, the Company raised $31.5 million, net of issuance costs. The Series B Convertible Preferred Stock is redeemable by the Company. At any time after May 31, 2004, the holders of a majority of the then outstanding shares of Series B Convertible Preferred Stock, voting as a single class, may request that the Company redeem the outstanding shares of Series B Convertible Preferred Stock. The Company is not obligated to honor a redemption request but must thereafter increase the cumulative dividend by 6% per annum. The Company is authorized to issue 5,000,000 shares of undesignated preferred stock, $.001 par value per share. Preferred stock may be issued from time to time in one or more series. The Board of Directors is authorized to determine the rights, preferences, privileges, and restrictions granted to and imposed upon any wholly unissued series of preferred stock and to fix the number of shares of any series of preferred stock and the designation of any such series without any vote or action by the Company's stockholders. At June 30, 2000, the Company had 27,250 shares of Series B Convertible Preferred Stock outstanding, and the Company had no shares of Series B Convertible Preferred Stock outstanding in fiscal 1999. As of June 30, 2000, the redemption value of the outstanding 27,250 shares Series B Convertible Preferred Stock is $30,034,375, which includes the original investment plus the accrued but unpaid dividends.

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

     The Series B Convertible Preferred Stock Purchase Agreement specifies that, when, as and if dividends are declared, the holder of Series B Convertible Preferred Stock are entitled to a cumulative dividend equal to 11% of the purchase price paid for each share of Series B Convertible Preferred Stock, per share, per year. At any time after May 31, 2004, the cumulative dividend will increase by 6 percentage points at the beginning of

                          CARDIAC PATHWAYS CORPORATION

                                 JUNE 30, 2000

each year if the Company elects not to redeem the stock after a redemption request by a majority of the Series B Convertible Preferred stockholders, as described above. The Series B Convertible Preferred Stock has a liquidation preference equal to the initial purchase price plus any accrued and unpaid dividends upon the occurrence of a liquidation, a merger or the sale of all or substantially all of the Company's stock or assets. As a result of the liquidation preference, in the event of a liquidation, merger or the sale of substantially all of the Company's stock or assets, the holders of Series B Convertible Preferred Stock will receive their original purchase price plus any accrued and unpaid dividends prior to any distribution to the holders of common stock. After such payment any remaining proceeds would be distributed ratably among the holders of Series B Convertible Preferred Stock and holders of common stock. All share and per share amounts reflect the reverse common stock split.

     Because the two largest Series B Convertible Preferred Stock holders control 3 of the 5 seats (60%) on the board of directors, the June 30, 2000 balance sheet reflects the accrual of the Series B Convertible Preferred Stock cumulative dividends. The members of the Company's board of directors include Mark J. Brooks, Anchie Y. Kuo, M.D., and M. Fazle Husain, nominees of the Series B Convertible Preferred Stockholders, Thomas M. Prescott, CEO and William Starling, a former director, chief executive officer and president of the Company. The consent of the directors nominated by the Series B Convertible Preferred Stock will be required to increase the number of directors above the number currently in office.

     During fiscal 2000, one of the Series B Convertible Preferred Stock holders converted their shares of Series B Convertible Preferred Stock (5,000 shares) to common stock (1,000,000 shares). The accrued but undeclared dividends at that date have been accounted for as an additional contribution to equity.

     In February 2001, the Company reclassified the Series B Convertible Preferred Stock to exclude it from total stockholders' equity due to the nature of the redemption features of the stock, and restated its consolidated balance sheet at June 30, 2000 and the consolidated statements of redeemable preferred stock and changes in stockholders' equity (deficit) for the year ended June 30, 2000 to reflect this change.

 5. STOCKHOLDERS' EQUITY

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

                          CARDIAC PATHWAYS CORPORATION

                                 JUNE 30, 2000

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

                          CARDIAC PATHWAYS CORPORATION

                                 JUNE 30, 2000

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

                          CARDIAC PATHWAYS CORPORATION

                                 JUNE 30, 2000

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

                          CARDIAC PATHWAYS CORPORATION

                                 JUNE 30, 2000

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

     After becoming exercisable, each Right entitles its holder to purchase for $125 an amount of common stock of the Company, or in certain circumstances, securities of the acquirer, having a then current market value equal to two times the exercise price of the Right. The Rights expire on April 21, 2007

 6. INCOME TAXES

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

     Deferred income taxes reflect the net effects of tax carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets were as follows:

                                                                    JUNE 30,
                                                          ----------------------------
                                                              2000            1999
                                                          ------------    ------------
Net operating loss carryforwards........................  $ 31,300,000    $ 25,800,000
Capitalized research costs..............................     3,000,000       2,600,000
Research credit carryforwards...........................     3,000,000       3,300,000
Deferred revenue........................................     1,000,000       1,000,000
Other...................................................     1,500,000       1,500,000
                                                          ------------    ------------
  Subtotal..............................................    39,800,000      34,200,000
Valuation allowance.....................................   (39,800,000)    (34,200,000)
                                                          ------------    ------------
          Total deferred tax asset......................  $         --    $         --
                                                          ============    ============

     As of June 30, 2000, the Company's federal tax carryforwards had the following expiration years, if not previously utilized:

2007........................................................  $ 1,030,000
2008........................................................    3,350,000
2009........................................................    7,300,000
2010........................................................    9,100,000
2011........................................................    6,700,000
2012........................................................   12,100,000
2013........................................................   17,700,000
2019........................................................   18,200,000
2020........................................................   16,300,000

     In addition, the Company has state credit carryforwards of $1,200,000 which do not expire.

     Utilization of the net operating losses and credits may be subject to a substantial annual limitation due to ownership change provisions. These annual limitations may result in the expiration of net operating losses and credits before utilization.

                          CARDIAC PATHWAYS CORPORATION

                                 JUNE 30, 2000

     The increase in the valuation allowance was approximately $ 5,600,00 and $7,600,000 for years ended June 30, 2000 and 1999, respectively.

 7. RISKS DUE TO CONCENTRATIONS

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

 8. SUPPLEMENTAL CASH FLOW INFORMATION

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

 9. NOTES RECEIVABLE

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

     In May 1999, the Company entered into an employment agreement with an officer of the Company pursuant to which the officer is entitled to a $250,000 loan from the Company at a 7% interest rate to purchase 250 shares of the Company's Series B Convertible Preferred Stock. In March 2000, the loan was executed for the purchase of the stock and currently reflected in the Company's Balance Sheet. The loan provides for full

                          CARDIAC PATHWAYS CORPORATION

                                 JUNE 30, 2000

recourse against the other assets of the officer. In the event of default, the Company intends to exercise its rights under the full recourse provisions of this loan.

10. RELATIONSHIP WITH ARROW INTERNATIONAL, INC.

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

11. INDUSTRY SEGMENT, CUSTOMER AND GEOGRAPHIC INFORMATION

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
                                         ==========    ==========    ==========

                          CARDIAC PATHWAYS CORPORATION

                                 JUNE 30, 2000

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

12. RELATED PARTY TRANSACTIONS

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

13. EMPLOYEE BENEFIT PLAN

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

                          CARDIAC PATHWAYS CORPORATION

                                 JUNE 30, 2000

plan of approximately $38,000, $53,000 and $38,000 for the years ended June 30, 2000, 1999 and 1998, respectively.

14. CONTINGENT LIABILITIES

     The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of the matters is not expected to have a material adverse effect, if any, on the Company's consolidated financial position or results of operations.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                                                                     ADDITIONS
                                                       BALANCE AT    CHARGED TO                BALANCE AT
                                                      BEGINNING OF   COSTS AND                   END OF
                    DESCRIPTIONS                         PERIOD       EXPENSES    DEDUCTIONS     PERIOD
                    ------------                      ------------   ----------   ----------   ----------
Allowance for Doubtful Accounts:
  June 30, 1998.....................................   $   9,500      $ 7,000         $--       $ 16,500
  June 30, 1999.....................................      16,500       88,500         --         105,000
  June 30, 2000.....................................     105,000       34,269         --         139,269
Warranty Reserve:
  June 30, 1998.....................................   $  14,450      $ 8,050         $--       $ 22,500
  June 30, 1999.....................................      22,500        7,500         --          30,000
  June 30, 2000.....................................      30,000       35,000         --          65,000