Form 10-Q/A
period 2000-09-30
CARDIAC PATHWAYS CORP
filed 2001-02-15
CIK 1012367

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549

                            ------------------------

                                  FORM 10-Q/A
                            ------------------------

     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934.

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000.

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

           FOR THE TRANSITION PERIOD FROM __________ TO __________ .

                            ------------------------

                       COMMISSION FILE NUMBER: 000-28372

                            ------------------------

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

                            ------------------------

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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          CARDIAC PATHWAYS CORPORATION

                                     INDEX

                                                                       PAGE
                                                                       ----
                       PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements and Notes (Unaudited)..................    1
         Condensed Consolidated Balance Sheets as of September 30,
         2000 and June 30, 2000......................................    1
         Condensed Consolidated Statements of Operations for the
         Three Months Ended September 30, 2000 and 1999..............    2
         Condensed Consolidated Statements of Cash Flows for the
         Three Months Ended September 30, 2000 and 1999..............    3
         Notes to Condensed Consolidated Financial Statements........    4
Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................    8
Item 3.  Quantitative and Qualitative Disclosures about Market
         Risk........................................................   20

                        PART II. OTHER INFORMATION
Item 6.  Exhibits and Reports on Form 8-K............................   21
SIGNATURES...........................................................   22

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS AND NOTES

                          CARDIAC PATHWAYS CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                     ASSETS

                                                              SEPTEMBER 30,
                                                                  2000         JUNE 30,
                                                               (RESTATED)      2000(1)
                                                              -------------    --------
Current assets:
  Cash and cash equivalents.................................    $  6,021       $  8,488
  Short-term investments....................................       3,138          4,137
  Accounts receivable, net of allowance for doubtful
     accounts of $112 at September 30, 2000 and $139 at June
     30, 2000...............................................       1,731          1,271
  Inventories...............................................       1,552          2,095
  Prepaid expenses..........................................         243            227
  Other current assets......................................         104            222
                                                                --------       --------
          Total current assets..............................      12,789         16,440
Property and equipment, net.................................       4,104          3,506
Notes receivable from related parties.......................         100            100
Intangible assets, net of accumulated amortization of $467
  at September 30, 2000 and $367 at June 30, 2000...........       1,533          1,633
Deposits and other assets...................................          61             86
                                                                --------       --------
                                                                $ 18,587       $ 21,765
                                                                ========       ========

                    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable..........................................    $    792       $    980
  Accrued compensation and related benefits.................       1,280          1,196
  Accrued clinical expenses.................................         426            527
  Other accrued expenses....................................         952            907
  Current obligations under capital leases..................         233            258
  Deferred income -- current portion........................         300            400
                                                                --------       --------
          Total current liabilities.........................       3,983          4,268
Long-term obligations under capital leases..................          45             85
Deferred income.............................................       1,956          2,031
Accrued Series B Preferred dividends........................       3,540          2,784

Redeemable Convertible Preferred stock, $.001 par value;
  5,000,000 shares authorized and 27,250 issued and
  outstanding September 30, 2000 and at June 30, 2000;
  redemption amount and liquidation preference of $30,791 at
  September 30, 2000........................................      26,828         26,828
Receivables from stockholder................................        (250)          (250)

Stockholders' equity (deficit):
  Common stock, $.001 par value; 6,000,000 shares
     authorized; 3,100,991 shares issued and outstanding at
     September 30, 2000 and 3,078,486 issued and outstanding
     at June 30, 2000.......................................           3              3
  Additional paid-in capital................................      81,772         82,439
  Receivable from stockholders..............................         (72)           (72)
  Accumulated deficit.......................................     (99,218)       (96,351)
                                                                --------       --------
          Total stockholders' equity (deficit)..............     (17,515)       (13,981)
                                                                --------       --------
                                                                $ 18,587       $ 21,765
                                                                ========       ========

---------------
(1) Derived from the Company's audited consolidated balance sheet as of June 30, 2000, as restated.
           See notes to condensed consolidated financial statements.

                          CARDIAC PATHWAYS CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                              THREE MONTHS ENDED
                                                                SEPTEMBER 30,
                                                              ------------------
                                                               2000       1999
                                                              -------    -------
Net sales...................................................  $ 3,042    $ 1,381
Cost of goods sold..........................................    2,488      1,392
                                                              -------    -------
  Gross margin (deficit)....................................      554        (11)
Operating expenses:
  Research and development..................................    1,001      1,928
  Selling, general and administrative.......................    2,575      1,627
                                                              -------    -------
          Total operating expenses..........................    3,576      3,555
                                                              -------    -------
Loss from operations........................................   (3,022)    (3,566)
Other income (expense):
  Interest income...........................................      167        177
  Interest expense..........................................       (8)       (35)
  Other, net................................................       (4)       120
                                                              -------    -------
          Total other income, net...........................      155        262
                                                              -------    -------
Net loss....................................................   (2,867)    (3,304)
Preferred stock dividend....................................      756        660
Beneficial conversion feature related to the issuance of the
  Series B preferred stock..................................       --        960
                                                              -------    -------
Net loss applicable to common stockholders..................  $(3,623)   $(4,924)
                                                              =======    =======
Net loss per common share -- basic and diluted..............  $ (1.17)   $ (2.45)
                                                              =======    =======
Shares used in computing net loss per common share -- basic
  and diluted...............................................    3,095      2,008
                                                              =======    =======

           See notes to condensed consolidated financial statements.

                          CARDIAC PATHWAYS CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                               THREE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                              ---------------------
                                                               2000         1999
                                                              -------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss....................................................  $(2,867)   $   (3,304)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation and amortization.............................      600           404
  Amortization of deferred compensation.....................       --            45
Changes in operating assets and liabilities:
  Accounts receivable.......................................     (460)         (295)
  Inventories...............................................      543           (16)
  Prepaid expenses..........................................      (16)           50
  Other current assets......................................      118          (165)
  Accounts payable..........................................     (188)          102
  Accrued compensation and related benefits.................       84          (202)
  Accrued clinical expenses.................................     (101)           --
  Other accrued expenses....................................       45           823
  Deferred income...........................................     (175)          (75)
                                                              -------    ----------
Net cash used in operating activities.......................   (2,419)       (2,633)
                                                              -------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of short-term investments.........................       --        (8,960)
Maturities and sales of short-term investments..............      999            --
Purchases of property and equipment, net....................   (1,097)         (125)
Increase in notes receivable................................       --            (7)
Purchase of rights to certain patents.......................       --        (2,000)
Decrease (increase) in deposits and other assets............       25           (10)
                                                              -------    ----------
Net cash used in investing activities.......................      (73)      (11,102)
                                                              -------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments under capital lease obligations..........      (65)         (120)
Proceeds from issuance of preferred stock, net of issuance
  cost......................................................       --        28,500
Proceeds from issuance of common stock......................       90            --
                                                              -------    ----------
Net cash provided by financing activities...................       25        28,380
                                                              -------    ----------
Net (decrease) increase in cash and cash equivalents........   (2,467)       14,645
  Cash and cash equivalents at beginning of period..........    8,488         2,340
                                                              -------    ----------
  Cash and cash equivalents at end of period................  $ 6,021    $   16,985
                                                              =======    ==========
SUPPLEMENTAL CASH FLOW INFORMATION
Non-cash conversion of bridge loan financing to preferred
  stock.....................................................  $    --    $    3,000
                                                              =======    ==========

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

     In February 2001, the Company reclassified the Series B Convertible Preferred Stock to exclude it from total stockholders' equity due to the nature of the redemption features of the stock, and restated its condensed consolidated balance sheets at September 30, 2000 and June 30, 2000.

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

                          CARDIAC PATHWAYS CORPORATION

                               SEPTEMBER 30, 2000
                                  (UNAUDITED)

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

     The following is a summary of available-for-sale securities at cost, which approximates fair value:

                                                              SEPTEMBER 30,    JUNE 30,
                        DESCRIPTION                               2000           2000
                        -----------                           -------------    --------
                                                                 (DOLLAR AMOUNTS IN
                                                                     THOUSANDS)
Available for sale:
  U.S. government agency....................................     $   --        $ 1,000
  Other government agency...................................      1,000          1,000
  Auction rate preferred stock..............................      2,000          2,000
  U.S. corporate obligations................................      5,795          8,119
                                                                 ------        -------
                                                                  8,795         12,119
Amounts classified as cash equivalents......................      5,657          7,982
                                                                 ------        -------
Amounts included in short-term investments..................     $3,138        $ 4,137
                                                                 ======        =======

     There were no material realized gains or losses for the three-month periods ending September 30, 2000 and 1999. The cost of securities sold is based on the specific identification method.

 3. CONDENSED CONSOLIDATED BALANCE SHEET COMPONENTS

     Certain balance sheet components are as follows:

                                                              SEPTEMBER 30,    JUNE 30,
                                                                  2000           2000
                                                              -------------    --------
                                                                 (DOLLAR AMOUNTS IN
                                                                     THOUSANDS)
Inventories:
  Raw materials.............................................     $  753         $1,057
  Work-in-process...........................................        315            204
  Finished goods............................................        484            834
                                                                 ------         ------
                                                                 $1,552         $2,095
                                                                 ======         ======

                          CARDIAC PATHWAYS CORPORATION

                               SEPTEMBER 30, 2000
                                  (UNAUDITED)

                                                              SEPTEMBER 30,    JUNE 30,
                                                                  2000           2000
                                                              -------------    --------
                                                                 (DOLLAR AMOUNTS IN
                                                                     THOUSANDS)
Property and equipment:
  Equipment.................................................     $ 9,421        $8,320
  Leasehold improvements....................................         422           422
  Equipment-in-process......................................         900           904
                                                                 -------        ------
                                                                  10,743         9,646
  Less accumulated depreciation and amortization............       6,639         6,140
                                                                 -------        ------
                                                                 $ 4,104        $3,506
                                                                 =======        ======

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

     In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25. The Interpretation, which has been adopted prospectively as of July 1, 2000, requires that stock options that have been modified to reduce the exercise price be accounted for as variable. Under the Interpretation, the options are accounted for as variable from July 1, 2000 until the options are exercised, forfeited or expire unexercised. The Company believes that its current accounting principles for stock compensation comply with APB Opinion No. 25, and that adoption of FASB Interpretation No. 44 is not expected to have a significant impact on its financial condition or results of operations.

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

                          CARDIAC PATHWAYS CORPORATION

                               SEPTEMBER 30, 2000
                                  (UNAUDITED)

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

RESULTS OF OPERATIONS

     Net Sales. The Company's net sales increased 120% to $3.0 million for the three months ended September 30, 2000 compared to $1.4 million for the three months ended September 30, 1999. The increase in net sales for the three months ended September 30, 2000 was driven primary by growth in Chilli Cooled Ablation Catheter sales on a worldwide basis, initial placements of RPM Tracking Systems in the U.S. and Europe and growth in Japan driven primarily by Ensemble/Trio/Radii-T catheters. Increases in sales for all catheters for the three months ended September 30, 2000 compared to the three months ended September 30, 1999 were primarily related to unit volume increases rather than price changes.

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

  Impact of Adoption of New Accounting Standards

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

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101") that must be adopted in the quarter ended June 30, 2000. SAB 101 summarizes certain areas of the Staff's views in applying generally accepted accounting principles to revenue in financial statements. Although the Company believes that its current revenue recognition principles comply with SAB 101, additional guidance was issued by the SEC staff and the Company is in the process of evaluating the effect of adopting SAB 101. The Company does not expect that the adoption of SAB 101 will have a significant impact on its financial condition or results of operations.

     In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25. The Interpretation, which has been adopted prospectively as of July 1, 2000, requires that stock options that have been modified to reduce the exercise price be accounted for as variable. Under the Interpretation, the options are accounted for as variable from July 1, 2000 until the options are exercised, forfeited or expire unexercised. The Company believes that its current accounting principles for stock compensation comply with APB Opinion No. 25, and that adoption of FASB Interpretation No. 44 is not expected to have a significant impact on its financial condition or results of operations.

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

     On November 3, 2000, the Company entered into definitive agreement with certain investors, some of whom are stockholders of the Company, which provide for the issue and sale of 5,858,823 shares of common stock to these investors at a per share purchase price of $4.25. The shares of common stock being sold in this financing have not been registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption from registration. The Company will realize aggregate net proceeds of $22.5 million from the financing. The closing for this financing is contingent upon a number of things, including the Company satisfying the stockholder approval requirements of the Nasdaq National Market and obtaining the approval of holders representing a majority of the outstanding Series B Convertible Preferred Stock as well as other customary closing conditions. There can be no assurance that this financing will close or that the Company will be receiving funding from investors on the terms described above.

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

  We Rely on Major Distributors

     The Company currently relies upon international distributors of specialty cardiovascular products to market and sell its products. A large percentage of the Company's revenues are derived from sales to its Japanese distributor, Japan Lifeline. Sales to Japan Lifeline accounted for 49%, 52% and 80%, of the Company's net sales in fiscal 2000, 1999 and 1998, respectively. International sales accounted for 67%, 78% and 87% of the Company's net sales in fiscal 2000, 1999 and 1998, respectively. In fiscal 2001, the Company anticipates that Japan Lifeline will continue to account for a significant percentage of the Company's net sales. The Company also relies on three distributors in Europe for a significant portion of its revenues. Ela Medical S.A. ("Ela") covers the territory of France, Italy, Greece, Turkey, Israel, Belgium and Switzerland. Curative EP ("Curative") is the Company's distributor in Germany, while Izasa S.A. ("Izasa") distributes for the Company is Spain, Canary Islands and Portugal. The distributor agreement for Japan Lifeline, covering

Japan, expires in May 2001. The Ela distributor agreement expires in June 2003. The distributor agreements for Curative and Izasa both expire in June 2002. If the Company's sales to any of its international distributors decline, the Company would experience a material decline in revenues. Even if the Company is successful in selling its products through new international distributors, the rate of growth of the Company's net sales could be materially and adversely effected if its current international distributors do not continue to sell a substantial number of the Company's products. If the Company's sales to its current international distributors decline, the Company cannot be certain that it will be able to attract additional distributors that can market its products effectively or can provide timely and cost-effective customer support and service. None of the Company's international distributors are obligated to sell the Company's products after its agreement with the Company has expired. Further, the Company cannot be certain that its current international distributors will continue to represent its products or that they will continue to devote a sufficient amount of effort and resources to selling the Company's products.

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

     Cardiac Pathways currently holds issued and allowed patents and has pending patents and applications covering a number of fundamental aspects of the Company's Chilli Cooled Ablation System, RPM Tracking System and other products. The Company owns 65 United Stated issued patents and 4 foreign issued patents. The Company owns exclusive field-of-use license on 26 United States issued patents. In addition, the Company has 6 United Stated pending patent applications, of which two are licensed. The Company has also filed or licensed 22 corresponding foreign patent applications that are currently pending in Europe and/or Japan. Four of the pending foreign patent applications are Patent Cooperation Treaty ("PCT") applications, with Europe and Japan as designated countries for filing at the national phase. One of the PCT applications is licensed. The Company's 65 United States patents expire at various dates ranging from 2012 to 2020 and the 4 foreign issue patents expire at various dates ranging from 2012 to 2015. The exclusive field of use license of 26 United States issued patents expires at various dates ranging from 2013 to 2020.

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

Date: February 13, 2001                   CARDIAC PATHWAYS CORPORATION

                                          /s/ THOMAS M. PRESCOTT
                                          --------------------------------------
                                          Thomas M. Prescott
                                          President and Chief Executive Officer

                                          /s/ ELDON M. BULLINGTON
                                          --------------------------------------
                                          Eldon M. Bullington
                                          Vice President of Finance and Chief
                                          Financial Officer

                          CARDIAC PATHWAYS CORPORATION

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER              EXHIBIT DESCRIPTION
-------             -------------------
 27.1     Financial Data Schedule