Form 10-K405/A
period 2000-06-30
CARDIAC PATHWAYS CORP
filed 2001-02-16
CIK 1012367

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                  FORM 10-K/A

                                AMENDMENT NO. 3

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

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     The data set forth below should be read in conjunction with the consolidated financial statements and related notes are set forth on pages F-1 through F-21.

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

Date: February 16, 2001

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                   SIGNATURE                                    TITLE                       DATE
                   ---------                                    -----                       ----
              THOMAS M. PRESCOTT*                 President, Chief Executive Officer  February 16, 2001
 ---------------------------------------------      (Principal Executive Officer)
              (Thomas M. Prescott)

            /s/ ELDON M. BULLINGTON                 Vice President of Finance and     February 16, 2001
 ---------------------------------------------    Chief Financial Officer (Principal
             (Eldon M. Bullington)                Financial and Accounting Officer)

              WILLIAM N. STARLING*                Chairman of the Board of Directors  February 16, 2001
 ---------------------------------------------
             (William N. Starling)

                MARK J. BROOKS*                                Director               February 16, 2001
 ---------------------------------------------
                (Mark J. Brooks)

                M. FAZLE HUSAIN*                               Director               February 16, 2001
 ---------------------------------------------
               (M. Fazle Husain)

              ANCHIE Y. KUO, M.D.*                             Director               February 16, 2001
 ---------------------------------------------
             (Anchie Y. Kuo, M.D.)

 ---------------------------------------------

          *By: /s/ ELDON M. BULLINGTON                                                February 16, 2001
    ----------------------------------------
              Eldon M. Bullington
                Attorney-In-fact

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

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Cardiac Pathways Corporation

     We have audited the accompanying consolidated balance sheets of Cardiac Pathways Corporation as of June 30, 2000 and 1999, and the related consolidated statements of operations, redeemable convertible preferred stock and changes in stockholders' equity (deficit), and cash flows for each of the three years in the period ended June 30, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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