Form 10-Q
period 2001-03-31
CARDIAC PATHWAYS CORP
filed 2001-05-15
CIK 1012367

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                          -----------------------------

                                    FORM 10-Q

 X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange --- Act of 1934.

                 For the quarterly period ended March 31, 2001.

    Transition report pursuant to Section 13 or 15(d) of the Securities Exchange --- Act of 1934.

        For the transition period from ________________to_______________.

                        COMMISSION FILE NUMBER: 000-28372

                          CARDIAC PATHWAYS CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            DELAWARE                                             77-0278793
  (State or other jurisdiction                                (I.R.S. Employer
of incorporation or organization)                            Identification No.)


995 BENECIA AVENUE, SUNNYVALE, CA                                  94085
(Address of principal executive offices)                         (Zip Code)


Registrant's telephone number, including area code:  (408) 737-0505


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  X  Yes     No
                                   ---     ---

As of May 15, 2001 there were 9,052,234 shares of the Registrant's Common Stock outstanding.

                          CARDIAC PATHWAYS CORPORATION

                                      INDEX


                                                                                       PAGE NO.
PART I.  FINANCIAL INFORMATION

Item 1.  Financial  Statements and Notes (Unaudited)

         Condensed Consolidated Balance Sheets as of March 31, 2001 and
         June 30, 2000 ..............................................................      3

         Condensed Consolidated Statements of Operations for the Three and Nine
         Months Ended March 31, 2001 and 2000........................................      4

         Condensed Consolidated Statements of Cash Flows for the Nine Months
         Ended March 31, 2001 and 2000...............................................      5

         Notes to Condensed Consolidated Financial Statements........................      6

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations.......................................................     10

Item 3.  Quantitative and Qualitative Disclosures about Market
         Risk........................................................................     28

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K............................................     29

SIGNATURES...........................................................................     30

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS AND NOTES

                          CARDIAC PATHWAYS CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                                              March 31,      June 30,
                                                                                2001         2000 (1)
                                                                              ---------      ---------
                                                                                     (unaudited)
                                  ASSETS
Current assets:
   Cash and cash equivalents                                                  $  16,218      $   8,488
   Short-term investments                                                         8,448          4,137
   Accounts receivable, net of allowance for doubtful accounts
      of $147 at March 31, 2001 and $139 at June 30, 2000                         2,437          1,271
   Inventories                                                                    1,807          2,095
   Prepaid expenses                                                                 336            227
   Other current assets                                                             104            222
                                                                              ---------      ---------
             Total current assets                                                29,350         16,440
Property and equipment, net                                                       4,823          3,506
Notes receivable from related parties                                               100            100
Intangible assets, net of accumulated amortization of
      $637 and $367 at March 31, 2001 and at June 30, 2000                        1,363          1,633
Deposits and other assets                                                            72             86
                                                                              ---------      ---------
                                                                              $  35,708      $  21,765
                                                                              =========      =========

      LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Accounts payable                                                            $   1,080      $     980
  Accrued compensation and related benefits                                       1,947          1,196
  Accrued clinical expenses                                                         316            527
  Other accrued expenses                                                          1,593            907
  Current obligations under capital leases                                          139            258
  Deferred income-current portion                                                   300            400
                                                                              ---------      ---------
           Total current liabilities                                              5,375          4,268
Long-term obligations under capital leases                                            6             85
Deferred income                                                                   1,806          2,031
Accrued Preferred dividends                                                       5,038          2,784

Redeemable Convertible Preferred Stock, $.001 par value
  5,000,000 shares authorized and 27,250 issued and outstanding at March 31, 2001 and at June 30, 2000; liquidation preference of
  $32,288 and $30,034 at March 31, 2001 and June 30, 2000, resepectively         26,828         26,828
Receivable from stockholder                                                        (250)          (250)

Stockholders' deficit:
   Common stock, $.001 par value; 30,000,000 shares authorized; 9,002,240 shares issued and outstanding at March 31, 2000 and 3,078,486
     issued and outstanding at June 30, 2000                                          9              3
   Additional paid-in capital                                                   103,192         82,439
   Receivable from stockholders                                                     (72)           (72)
   Accumulated deficit                                                         (106,224)       (96,351)
                                                                              ---------      ---------
           Total stockholders' deficit                                           (3,095)       (13,981)
                                                                              ---------      ---------
                                                                              $  35,708      $  21,765
                                                                              =========      =========


(1) Derived from the Company's audited consolidated balance sheet as of June 30, 2000.


           See notes to condensed consolidated financial statements.

                          CARDIAC PATHWAYS CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                            Three months ended          Nine months ended
                                                                 March 31,                   March 31,
                                                          ----------------------      ----------------------
                                                            2001          2000          2001          2000
                                                          --------      --------      --------      --------
Net sales                                                 $  3,311      $  1,511      $  9,595      $  4,755
Cost of goods sold                                           2,558         1,904         7,631         4,832
                                                          --------      --------      --------      --------
   Gross margin                                                753          (393)        1,964           (77)
Operating expenses:
   Research and development                                  1,453         1,713         3,595         5,365
   Selling, general and administrative                       2,910         3,643         8,832         7,337
                                                          --------      --------      --------      --------
           Total operating expenses                          4,363         5,356        12,427        12,702
                                                          --------      --------      --------      --------
Loss from operations                                        (3,610)       (5,749)      (10,463)      (12,779)
Other income (expense):
   Interest income                                             388           283           707           801
   Interest expense                                             (5)          (11)          (19)          (59)
   Other, net                                                  (81)         (340)          (98)         (213)
                                                          --------      --------      --------      --------
           Total other income, net                             302           (68)          590           529
                                                          --------      --------      --------      --------
Net loss                                                    (3,308)       (5,817)       (9,873)      (12,250)
Preferred stock dividend                                       749           880         2,255         2,420
Beneficial conversion feature related to the issuance
   of the redeemable convertible preferred stock                --            --            --           960
                                                          --------      --------      --------      --------
Net loss attributable to common stockholders              $ (4,057)     $ (6,697)     $(12,128)     $(15,630)
                                                          ========      ========      ========      ========

Net loss per share - basic and diluted                    $  (0.45)     $  (3.29)     $  (2.34)     $  (7.74)
                                                          ========      ========      ========      ========

Shares used in computing
    net loss per share - basic and diluted                   9,002         2,033         5,183         2,020
                                                          ========      ========      ========      ========

           See notes to condensed consolidated financial statements.

                          CARDIAC PATHWAYS CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)


                                                                      Nine months ended
                                                                           March 31,
                                                                    ----------------------
                                                                      2001          2000
                                                                    --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                            $ (9,873)     $(12,250)
Adjustments to reconcile net loss to net cash
   used in operating activities:
   Depreciation and amortization                                       1,411         1,284
   Amortization of deferred compensation                                  --            97

Changes in operating assets and liabilities:
   Accounts receivable                                                (1,166)          168
   Inventories                                                           288           259
   Prepaid expenses                                                     (109)          158
   Other current assets                                                  118          (326)
   Accounts payable                                                      100           199
   Accrued compensation and related benefits                             751           345
   Accrued clinical expenses                                            (211)         (312)
   Other accrued expenses                                                686           157
   Deferred income                                                      (325)         (225)
                                                                    --------      --------
Net cash used in operating activities                                 (8,330)      (10,446)
                                                                    --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of short-term investments                                   (7,811)      (11,135)
Maturities and sales of short-term investments                         3,500         2,000
Purchases of property and equipment                                   (2,458)       (1,331)
Decrease in notes receivable                                              --          (170)
Purchase of rights to certain patents                                     --        (2,000)
Decrease in deposits and other assets                                     14            15
                                                                    --------      --------
Net cash used in investing activities                                 (6,755)      (12,621)
                                                                    --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments under capital lease obligations                      (198)         (262)
Proceeds from issuance of common stock, net of issuance cost          23,013           184
Decrease in notes receivable from stockholders                            --            63
Proceeds from issuance of preferred stock, net of issuance cost           --        28,750
                                                                    --------      --------
Net cash provided by financing activities                             22,815        28,735
                                                                    --------      --------
Net increase in cash and cash equivalents                              7,730         5,668
   Cash and cash equivalents at beginning of period                    8,488         2,340
                                                                    --------      --------
   Cash and cash equivalents at end of period                       $ 16,218      $  8,008
                                                                    ========      ========

SUPPLEMENTAL CASH FLOW INFORMATION
Non-cash conversion of bridge loan financing to preferred stock     $     --      $  3,000
                                                                    ========      ========

           See notes to condensed consolidated financial statements.

                          CARDIAC PATHWAYS CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (UNAUDITED)

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

         The operating results for the three months and nine months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2001. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Cardiac Pathways Corporation (the "Company") Annual Report on Form 10-K/A for the fiscal year ended June 30, 2000.

2. CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

         The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. All other liquid investments are classified as short-term investments. At March 31, 2001, all short-term investments were classified as available-for-sale. Available-for-sale securities are carried at fair market value with unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity. To date, the Company has not experienced any significant unrealized gains or losses on available-for-sale securities and, accordingly, no adjustments have been made to stockholders' equity.

The following is a summary of available-for-sale securities at cost, which approximates fair value (Amounts in thousands):

                                              MARCH 31,    JUNE 30,
DESCRIPTION                                      2001        2000
-----------                                   --------     --------
Available-for-sale:
    U.S. government agency                     $    --     $ 1,000
    Other government agency                         --       1,000
    Auction rate preferred stock                    --       2,000
    U.S. corporate obligations                  23,990       8,119
                                               -------     -------
                                                23,990      12,119
Amounts classified as cash equivalents          15,542       7,982
                                               -------     -------
Amounts included in short-term investments     $ 8,448     $ 4,137
                                               =======     =======



         There were no material realized or unrealized gains or losses as of or for the three-month and nine-month periods ended March 31, 2001 and 2000. The cost of securities sold is based on the specific identification method.

3. CONDENSED CONSOLIDATED BALANCE SHEET COMPONENTS

         Certain balance sheet components are as follows (Amounts in thousands):

                                  MARCH 31,     JUNE 30,
                                    2001         2000
                                  ---------     --------
Inventories:
  Raw materials                    $   398      $1,057
  Work-in-process                      808         204
  Finished goods                       601         834
                                   -------      ------
                                   $ 1,807      $2,095
                                   =======      ======

                                  MARCH 31,     JUNE 30,
                                    2001         2000
                                  ---------     --------
Property and equipment:
  Equipment                       $11,175       $8,320
  Leasehold improvements              449          422
  Equipment-in-process                480          904
                                  -------       ------
                                   12,104        9,646
  Less accumulated depreciation
    and amortization                7,281        6,140
                                  -------       ------
                                  $ 4,823       $3,506
                                  =======       ======


5. STOCKHOLDER'S EQUITY

         On December 26, 2000, Cardiac Pathways issued and sold 5.9 million shares of common stock at a price of $4.25 per share for aggregate net proceeds of approximately $22.8 million. Immediately thereafter, the Company filed a Form S-3 Registration Statement under the Securities Act of 1933, as amended, with the Securities and Exchange Commission ("SEC") to register for resale the shares sold in the common stock financing on behalf of the participants. The Registration Statement was declared effective by the SEC in February 2001.

6. PREFERRED STOCK

         The March 31, 2001 and June 30, 2000 balance sheets reflect the discount or beneficial conversion feature present in the convertible securities. The discount was being recognized as a return to the preferred stockholders (similar to a dividend) over the minimum period in which the preferred stockholders can realize a return, immediately for the Series B Convertible Preferred stockholders. The discount was accreted to additional paid in capital in the quarter ended September 30, 1999. Each share of Series B Convertible Preferred Stock is currently convertible into 218 shares of the Company's common stock, at the option of the holder. Each share of Series B Convertible Preferred Stock shall automatically be converted into the Company's common stock upon the election of a majority of the holders of the Series B Convertible Preferred Stock. Each share of Series B Convertible Preferred Stock shall entitle the holder thereof to that number of votes on all matters submitted to a vote of the stockholders of the Company equal to the number of shares of common stock into which the Series B Convertible Preferred Stock can be converted.

         The Series B Convertible Preferred Stock Purchase Agreement specifies that, when, as and if dividends are declared, the holder of Series B Convertible Preferred Stock are entitled to a cumulative dividend equal to 11% of the purchase price paid for each share of Series B Convertible Preferred Stock, per share, per year. Any time after May 31, 2004, the cumulative dividend payable will be increased by 6 percentage points at the beginning of each year if the Company elects not to redeem the stock after a redemption request is made by the holders of a majority of the then outstanding shares of Series B Convertible Preferred Stock, voting as a single class. The Series B Convertible Preferred Stock has a liquidation preference equal to the initial purchase price plus any accrued and unpaid dividends upon the occurrence of a liquidation, a merger or the sale of all or substantially all of the Company's stock or assets. As a result of the liquidation preference, in the event of a liquidation, merger or the sale of substantially all of the Company's stock or assets, the holders of Series B Convertible Preferred Stock will receive their original purchase price plus any accrued and unpaid dividends prior to any distribution to the holders of common stock. After such payment, any remaining proceeds would be distributed ratably among the holders of Series B Convertible Preferred Stock and holders of common stock. As of March 31, 2001, the liquidation preference and redemption value of the outstanding 27,250 shares of Series B Convertible Preferred Stock is $32.3 million, which includes the original investment plus the accrued but unpaid dividends.

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

         In December 1999, the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101") that must be adopted in the quarter ended June 30, 2001. SAB 101 summarizes certain areas of the Staff's views in applying generally accepted accounting principles to revenue in financial statements. The Company believes that its current revenue recognition policies comply with SAB 101 and additional interpretive guidance issued by the SEC staff. The Company has evaluated the effect of adopting SAB 101 and does not expect that it will have any significant impact on its financial condition or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors that include, but are not limited to, the risks discussed in "Factors That May Impact Future Operations" as well as those discussed in the following "Overview and Current Events" section. These forward-looking statements include the statement in the first paragraph of "Overview and Current Events" related to expectations of continuing operating losses in the near-term, the statements in the second and third paragraphs of "Overview and Current Events" relating to the range of clinical utility for the RPM Tracking System and its version 3.1 software and the potential for economic benefits that may be realized by end-users of these products, the statements in the fifth paragraph of "Overview and Current Events" related to the manufacture, marketing and distribution of our products, the statements in the section entitled "Preferred Stock and Compliance with Nasdaq National Market Continued Listing Requirements" relating to efforts at maintaining compliance with the Nasdaq's continued listing requirements for its National Market, the statements in the last sentence of "Cost of Goods Sold" relating to expectations for gross margins to improve, the statements in the last sentence of the first paragraph of "Impact of Adoption of New Accounting Standards" regarding FAS 133, the statements in the last sentence of the second paragraph of "Impact of Adoption of New Accounting Standards" regarding SAB 101, the statements in the first paragraph of "Liquidity and Capital Resources" regarding expected liquidity and capital needs, the statements in the last sentence of the third paragraph of "Liquidity and Capital Resources" regarding expected capital expenditures, the statements in the section of "Factors That May Impact Future Operations" entitled "Limited Operating History, History of Losses and Expectations of Future Losses" relating to expectations of operating losses and the statement in the third paragraph in the section of "Factors That May Impact Future Operations" entitled "Employees" relating to the our need to expand operations and hire new personnel.

OVERVIEW AND CURRENT EVENTS

         We are continuing our shift from a broad-based research & development (R&D) and clinical development oriented company to one focused on expansion of marketing, sales, distribution, customer support and manufacturing capacity. We have experienced significant operating losses since inception and as of March 31, 2001 had an accumulated deficit of approximately $106.2 million. We expect to continue operating at a loss at least through the end of fiscal year 2002 as we continue to expend substantial funds to establish commerical-scale manufacturing capabilities and to expand our sales and marketing activities. In December 2000, we completed the sale and issuance of 5.9 million shares of common stock at a purchase price of $4.25 per share for aggregate net proceeds of approximately $22.8 million. Pursuant to the terms of this common stock financing, we filed a Form S-3 Registration Statement under the Securities Act of 1933, as amended, with the Securities and Exchange Commission to register for resale the shares sold in the common stock financing on behalf of the participants. The Registration Statement was declared effective by the SEC in February 2001. We intend to use the net proceeds of this financing to expand sales, marketing and manufacturing capacity for our key product platforms, the RPM Tracking System and the Chilli Cooled Ablation Catheter, and for working capital and general corporate purposes.

         The RPM Tracking System and Chilli Cooled Ablation Catheter with RPM Tracking were introduced to the U.S. and European markets in May and June of 2000. The proprietary technology, developed by Cardiac Pathways, can be used in most diagnostic electrophysiology procedures for real-time visualization of catheters utilizing ultra-sound technology. The RPM Tracking System is expected to assist physicians in precisely manipulating catheters within the heart during procedures, offering the potential for reductions in procedure times and improved economic benefit to the hospital and physician. The RPM Tracking System and Chilli Cooled Ablation Catheter with RPM Tracking have received FDA clearance in the U.S. and CE Mark approval in Europe.

         The third quarter of fiscal 2001 represents the first full quarter of use for the version 3.1 software for the RPM Tracking System. The software integrates mapping of the heart's electrical signals and navigation tools that are designed to enable electrophysiologists to more easily identify and ablate abnormal electrical impulses in a patient's heart which are responsible for an arrhythmia. The software, in use in the United States and Europe, is an enhancement to the existing RPM Tracking System. In the new 3.1 software version, non-fluoroscopic catheter navigation has been enhanced with three-dimensional (3-D) mapping capability applied to a 3-D heart model. The system uses ultrasound ranging technology to accurately locate catheter positions within the heart, render 3-D graphical representations of the catheters and of their positions with respect to the heart wall, and view electrical sensing data (mapping) of specific electrode positions. These features enable the physician to more easily identify locations in the endocardium where ablation energy can be applied to treat the arrhythmia.

         The increase in revenues for the quarter ended March 31, 2001 as compared to the quarter ended March 31, 2000 was driven by a 105% increase in worldwide sales for Chilli Cooled Ablation Catheter in the U.S, placements of the RPM Tracking Systems and associated RPM catheter revenues in the U.S. and Europe.

         For our products that have recently obtained FDA clearance or approval, there can be no assurance that any such products will be successfully commercialized or that we will achieve significant revenues from either domestic or international sales. Although the FDA granted 510k clearance for the RPM Tracking System and PMA approval for the Chilli Cooled Ablation Catheters with RPM Tracking, we have limited experience in manufacturing, marketing or selling these products in commercial quantities. In order to successfully implement our business plan, we must manufacture and sell the RPM and Chilli Cooled Ablation Catheters in commercial quantities and will need to expend significant capital resources and develop manufacturing expertise to establish large-scale manufacturing capabilities. Manufacturers often encounter difficulties in scaling up production of new products, including problems involving production yields, quality control and assurance, component supply shortages, shortages of qualified personnel, compliance with FDA regulations, and the need for further FDA approval of new manufacturing processes. We intend to market our products primarily through a direct sales force in the United States and indirect sales channels internationally. Establishing a marketing and sales capability sufficient to support sales in commercial quantities will require significant management and financial resources. See "-- Factors That May Impact Future Operations."

PREFERRED STOCK AND COMPLIANCE WITH NASDAQ NATIONAL MARKET CONTINUED LISTING REQUIREMENTS

         During the third quarter of fiscal 2001, we were advised that the incremental dividend, redemption and liquidation features of the Series B Preferred Stock create a presumption that the stock is mandatorily redeemable for financial reporting purposes. In response, we restated our financial statements for the year ended June 30, 2000 and for the subsequent interim periods to exclude the Series B Preferred Stock from stockholders' equity. As a result of this reclassification, we have fallen out of compliance with the $4 million net tangible assets continued listing requirement of the Nasdaq National Market. We have advised Nasdaq of our plan and timetable for regaining compliance with the continued listing requirements, and we currently have until May 21, 2001 to comply with this continued listing requirement.

         Since January 2001, we have been working with our counsel and independent auditors and the Securities and Exchange Commission ("SEC") to modify the terms of the Series B Preferred Stock to ensure that the stock is no longer characterized as mandatorily redeemable under generally accepted accounting principles. Once the appropriate modifications acceptable to the accounting authorities have been defined and we have determined if the Series B Preferred Stockholders are amenable to these revised terms, the Series B Preferred Stock will be reclassified back to stockholders' equity. Once reclassified, we should regain compliance with the Nasdaq National Market continued listing requirements.

         If we are unable to modify the terms of the Series B Preferred Stock in a manner acceptable to the accounting authorities and the Series B Preferred Stockholders, we may not be able to reclassify the Series B Preferred Stock as stockholders' equity. Absent reclassification, we may continue to fail the $4 million net tangible assets continued listing requirement of the Nasdaq National Market and, as a result, our common stock may be delisted.

         In addition, on April 24, 2001, the staff of the Nasdaq National Market advised us that, based upon publicly available data we believe to be out-of-date, we have failed to maintain a minimum market value of public float of $5 million over the last 30 consecutive trading days, and that we have until July 23, 2001 to comply with the $5 million public float requirement. We believe that our stock currently complies with Nasdaq's public float requirements, and we intend to provide updated information to Nasdaq which demonstrates compliance.

RESULTS OF OPERATIONS

         Net Sales. Net sales increased 119% to $3.3 million for the three months ended March 31, 2001 compared to $1.5 million for the three months ended March 31, 2000. For the nine months ended March 31, 2001, we had net sales of $9.6 million compared to $4.8 million for the nine months ended March 31, 2000. The increases in net sales for the three and nine months ended March 31, 2001 compared to the three and nine months ended March 31, 2000 were driven by continue volume growth of the Chilli Cooled Ablation Catheter in the U.S., placements of the RPM Tracking Systems and associated catheter revenues in the U.S. and Europe. The increase in net sales includes an increase of 105% in worldwide Chilli Cooled Ablation Catheters for the three months ended March 31, 2001 compared to the three months ended March 31, 2000. Increases in sales of all catheters for the three and nine months ended March 31, 2001 compared to the three and nine months ended March 31, 2000 were primarily related to unit volume increases rather than price changes.

         In December 1995, we received $3.0 million pursuant to a royalty agreement with Arrow International Inc. ("Arrow"). This amount was recorded as deferred royalty income and will be amortized to income for those Trio/Ensemble catheters that Arrow manufactures and sells or, at a minimum, ratably over the period for which the related technology patents expire. $75 thousand of royalty income related to the Arrow agreement was recognized for the 3 months ended March 31, 2001 and 2000. A total of $225 thousand of royalty income related to the Arrow agreement was recognized for the nine months ending March 31, 2001 and 2000.

         Cost of Goods Sold. Cost of goods sold primarily includes the cost of raw materials, catheter fabrication, system assembly and test. Cost of goods sold was $2.6 million and $1.9 million for the three months ended March 31, 2001 and 2000, respectively. For the three months ended March 31, 2001, gross margins were $753 thousand, or 23% of net sales, compared to a gross margin of ($393) thousand in the year earlier period. For the nine months ended March 31, 2001, gross margins were $2.0 million, or 20% of net sales, compared to a gross margin of ($77) thousand for the nine months ended March 31, 2000. Gross margins in the third quarter of last year included approximately $700 thousand of costs related to discontinued product lines and new product start-up. The improvement in the gross margins for the three months ended March 31, 2001 compared to the same period in the prior year reflect the benefit of increasing product volume, process yield improvements and material cost reduction programs. Over the next 4 to 5 quarters, we expect product cost reduction efforts to continue to improve gross margins.

         Research and Development. Research and development expenses include costs associated with product research, clinical trials, prototype development, design and testing, and costs associated with obtaining regulatory approvals. Research and development expenses decreased 15% to $1.4 million for the three months ended March 31, 2001 from $1.7 million for the three months ended March 31, 2000. Research and development expenses were $3.6 million for the nine months ended March 31, 2001 compared to $5.4 million for the nine months ended March 31, 2000. The decrease in research and development expenses was due primarily to the allocation of a greater share of facility space and related costs to manufacturing and the continued refocusing of R&D resources on RPM and Chilli/7 French catheter development and product delivery initiatives.

         Selling, General and Administrative. Selling, general and administrative expenses include compensation and benefits for sales, marketing, senior management and administrative personnel, various legal and professional fees and trade show costs. Selling, general and administrative expenses decreased to $2.9 million for the three months ended March 31, 2001 from $3.6 million for the three months ended March 31, 2000. Approximately $1.0 million of non-recurring expenditures were incurred in the third quarter of fiscal 2000 related to severance, recruiting, relocation and vendor settlements. Additional expense growth for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000 on a normalized basis resulted primarily from increased marketing and sales infrastructure supporting the North American and European markets. Selling, general, and administrative expenses were $8.8 million for the nine months ending March 31, 2001 compared to $7.3 million for the nine months ended March 31, 2000. The nine months ended March 31, 2001 included approximately $500 thousand of non-recurring expenditures related to severance and recruiting/relocation.

         Other Income (Expense), Net. Net other income (expense) was $302 thousand for the three months ended March 31, 2001, compared to ($68) thousand for the three months ended March 31, 2000. Net other income for the three months ended March 31, 2000 included the write-off of a loan to a former officer of Cardiac Pathways. Net other income was $590 thousand for the nine months ended March 31, 2001 compared to $529 thousand for the nine months ended March 31, 2000. Other income consists primarily of interest income earned on cash, cash equivalents and short-term investment balances.

         Net Loss Attributable to Common Stockholders. The net loss attributable to common stockholders for the three months ended March 31, 2001 was $4.1 million or $.45 per share compared to a net loss attributable to common stockholders of $6.7 million or $3.29 per share for the three months ended March 31, 2000. The net loss attributable to common stockholders for the nine months ended March 31, 2001 was $12.1 million or $2.34 per share compared to a net loss attributable to common stockholders of $15.6 million or $7.74 per share for the nine months ended March 31, 2000. The net loss attributable to common stockholders for the three months ended March 31, 2001 and 2000, and the nine months ended March 31, 2001 include the accrued Series B Preferred Stock dividend. The net loss attributable to common stockholders for the nine months ended March 31, 2000 include the accrued Series B Preferred Stock dividend and beneficial conversion feature related to the issuance of the Series B Preferred Stock.

Impact of Adoption of New Accounting Standards.

         In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133 (FAS 133), "Accounting for Derivative Instruments and Hedging Activities," as amended by FAS 137, which is required to be adopted in years beginning after June 15, 2000. We have not in the past used, and do not anticipate in the future using, derivative instruments, and we do not expect that the adoption of FAS 133 will have a significant impact on our financial condition or results of operations.

         In December 1999, the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101") that must be adopted in the quarter ended June 30, 2001. SAB 101 summarizes certain areas of the Staff's views in applying generally accepted accounting principles to revenue in financial statements. We believe that our current revenue recognition policies comply with SAB 101 and additional guidance issued by the SEC staff. We have evaluated the effect of adopting SAB 101 and do not expect that it will have any significant impact on our financial condition or results of operations.

LIQUIDITY AND CAPITAL RESOURCES

         Our initial public offering closed in June 1996 and raised net proceeds of $43.1 million. In July 1999, we raised net proceeds of $31.5 million through a Series B Convertible Preferred Stock financing. In December 2000, we raised aggregate net proceeds of approximately $22.8 million through the issuance and sale of common stock through a private placement. As of March 31, 2001, we had $24.7 million in cash, cash equivalents and short-term investments. We believe that current cash and investment balances are sufficient to fund operations for at least the next twelve months.

         Net cash used in operating activities was $8.3 million and $10.4 million for the nine months ended March 31, 2001 and 2000, respectively. For each of these periods, the net cash used in operating activities resulted primarily from net losses. Net cash used in investing activities was $6.8 million for the nine months ended March 31, 2001 compared to a use of cash for investing activities of $12.6 million for the same period in fiscal 2000. For the nine months ended March 31, 2001, net cash used in investing activities resulted primarily from purchases of short-term investments and purchases of property and equipment. Net cash provided by financing activities was $22.8 million and $28.7 million for the nine months ended March 31, 2001 and 2000, respectively. Net cash provided by financing activities primarily resulted from net proceeds from the common stock financing and preferred stock financing during fiscal 2001 and 2000, respectively.

         As of the end of March 31, 2001, we had capital equipment with a value of approximately $12.1 million, less accumulated depreciation and amortization of approximately $7.3 million, to support our product development, manufacturing and administrative activities. A significant portion of capital expenditures resulted from the building and placements at customer sites of RF Generators and RPM Systems in the U.S to facilitate the utilization of Chilli and Chilli RPM catheters. We expect capital expenditures to increase over the next several years as we build and place systems and acquire equipment to support manufacturing and development activities.

FACTORS THAT MAY IMPACT FUTURE OPERATIONS

WE HAVE A LIMITED HISTORY, A HISTORY OF LOSSES AND AN EXPECTATION OF FUTURE
LOSSES

         Cardiac Pathways was founded in 1991 and to date has engaged primarily in researching, developing, testing and obtaining regulatory clearances for our products. Cardiac Pathways has experienced significant operating losses since inception. As of March 31, 2001, we had an accumulated deficit of $106.2 million. To date, Cardiac Pathways has generated only limited revenues from sales of our products and we expect our operating losses to continue through at least the end of fiscal 2002, as we continue to expend funds to conduct our research and development activities, establish commercial-scale manufacturing capabilities and expand our sales and marketing activities. There can be no assurance that any of our products for diagnosis and treatment of ventricular tachycardia and other arrhythmias, particularly the RPM Tracking System or Chilli Cooled Ablation Catheter, will be successfully commercialized or that we will achieve significant revenues from either international or domestic sales. In addition, there can be no assurance that Cardiac Pathways will achieve or sustain profitability in the future or meet the expectations of securities industry analysts. Our results of operations may fluctuate significantly from quarter to quarter or year to year and will depend on numerous factors, including actions relating to regulatory matters, progress of clinical trials, the extent to which our products gain market acceptance, the scale-up of manufacturing abilities and the expansion of sales and marketing activities and competition.

THERE IS NO ASSURANCE THAT OUR PRODUCTS WILL PROVE TO BE SAFE AND EFFECTIVE

         There can be no assurance that our current or future products will prove to be safe and effective in clinical trials under applicable United States or international regulatory guidelines or that additional modifications to our products will not be necessary. Furthermore, there can be no assurance that Cardiac Pathways will be successful in perfecting the design of the RPM Tracking System. With respect to the Chilli Cooled Ablation System, because ablation treatment of cardiac arrhythmias is relatively new, the long-term effects of radiofrequency ablation on patients are unknown. As a result, the long-term success of ablation therapy in treating ventricular tachycardia and other tachyarrhythmias will not be known for several years.

THERE IS NO EXISTING MARKET FOR OUR PRODUCTS

         Our future success will depend upon the successful commercialization of the Chilli Cooled Ablation Catheter and RPM Tracking System. These products have only recently received FDA approval and clearance to be commercialized in the United States for the treatment of ventricular tachycardia. Cardiac Pathways has to date demonstrated only limited ability to commercialize these new products. There can be no assurance that these products will gain any significant degree of market acceptance among physicians, patients, and health care payors. Cardiac Pathways believes that physicians' acceptance of procedures using our RPM Tracking System will be essential for market acceptance of such system. Even though the clinical efficacy of the system has been established, electrophysiologists, cardiologists and other physicians may elect not to recommend the use of the RPM Tracking System for any number of reasons.

         There can be no assurance that this system will be successfully commercialized for the approved product set in the United States and Europe. There can be no assurance that we will be able to obtain regulatory approval in any market where the Chilli Cooled Ablation Catheter and RPM Tracking System have not yet received approval. Currently, the Chilli Cooled Ablation Catheter and RPM Tracking System have been submitted for regulatory approval in Japan. Cardiac Pathways believes that, as with any novel medical technology, there will be a significant learning process involved for physicians to become proficient. Broad use of the system will require training of electrophysiologists, and the time required to complete such training could adversely affect market acceptance. Failure of the product to achieve significant market acceptance would have a material adverse effect on our business, financial condition and results of operations. Even if the RPM Tracking System achieves market acceptance, Cardiac Pathways will be required to significantly ramp up manufacturing operations to produce sufficient quantities of the product to satisfy customer demand. Any failure to manufacture the RPM Tracking System in quantities sufficient to satisfy demand will materially adversely affect our business, financial condition and results of operations.

WE HAVE LIMITED MARKETING AND DISTRIBUTION EXPERIENCE

         Establishing a marketing and sales capability sufficient to support planned sales growth will require substantial efforts and significant management and financial resources. There can be no assurance that Cardiac Pathways will be able to continue to expand its marketing staff or sales force, that the establishment of such a marketing staff or sales force will be cost-effective or that Cardiac Pathways' sales and marketing efforts will be successful. There can be no assurance that we will be able to maintain or enter into agreements with existing or new distributors, or that such distributors will devote adequate resources to selling our products. Failure to establish appropriate distribution relationships could have a material adverse effect upon our business, financial condition and results of operations.

WE ARE DEPENDENT ON SELLING CERTAIN OF OUR PRODUCTS IN INTERNATIONAL MARKETS

         Cardiac Pathways currently sells its Chilli Cooled Ablation Catheters, Radii-T mapping and ablation catheters, Trio/Ensemble diagnostic catheters and RPM Tracking System products through distributors in Europe and Japan. All sales of our products to date have been denominated in U.S. dollars. Changes in overseas economic conditions, currency exchange rates, foreign tax laws, or tariffs or other trade regulations could have a material adverse effect on our ability to market our products internationally and therefore on our business, financial condition and results of operations.

WE RELY ON MAJOR DISTRIBUTORS

         We currently rely upon international distributors of specialty cardiovascular products to market and sell our products. A large percentage of our revenues are derived from sales to our Japanese distributor, Japan Lifeline, Inc. Sales to Japan Lifeline accounted for 49%, 52% and 80%, of our net sales in fiscal 2000, 1999 and 1998, respectively. International sales accounted for 63%, 78% and 87% of our net sales in fiscal 2000, 1999 and 1998, respectively. Cardiac Pathways anticipates that Japan Lifeline will continue to account for a significant percentage of our net sales. Sales to Japan Lifeline accounted for 35% of our net sales for the nine months ended March 31, 2001. Cardiac Pathways also relies on three distributors in Europe for a significant portion of its revenues. Ela Medical S.A. (Ela) covers the territory of France, Italy, Greece, Turkey, Israel, Belgium and Switzerland. Curative EP (Curative) GmbH is Cardiac Pathways' distributor in Germany, while Izasa S.A. (Izasa) distributes for Cardiac Pathways in Spain, Canary Islands and Portugal. The distributor agreement for Japan Lifeline, covering Japan, is up for renewal in May 2001. The Ela distributor agreement expires in June 2003. The distributor agreements for Curative and Izasa both expire in June 2002. If our sales to any of our international distributors decline, we would experience a material decline in revenues. Even if Cardiac Pathways is successful in selling its products through new international distributors, the rate of growth of our net sales could be materially and adversely affected if current international distributors do not continue to sell a substantial number of our products. If our sales to our current international distributors decline, we cannot be certain that we will be able to attract additional distributors that can market our products effectively or that can provide timely and cost-effective customer support and service. None of Cardiac Pathways' international distributors are obligated to sell our products after its agreement with Cardiac Pathways has expired. Further, Cardiac Pathways cannot be certain that our current international distributors will continue to represent our products or devote a sufficient amount of effort and resources to selling Cardiac Pathways' products.

WE WILL NEED TO DEVELOP STRATEGIC RELATIONSHIPS WITH THIRD PARTIES TO EXECUTE ON OUR BUSINESS PLAN

         We intend to pursue strategic relationships with corporations and research institutions with respect to the research, development, international regulatory approval, manufacturing and marketing of our products. There can be no assurance that we will be successful in establishing or maintaining any such relationships or that any such relationship will be successful.

WE RELY ON SOLE SOURCE SUPPLIERS

         A number of components for our catheters and our RPM Tracking System products are provided by sole source suppliers. For components such as molded plastics and ultrasound transducers, there are relatively few alternative sources of supply, and establishing additional or replacement vendors for such components could not be accomplished quickly. For some components such as saline tubing sets and distal tip wiring assemblies, there is currently a long lead-time between purchases and the receipt of shipments. For those components from a single source, the vendor's inability to supply such components in a timely manner could have a material adverse effect on our ability to manufacture the RPM Tracking System and other diagnostic and ablation catheters and therefore on its business, financial condition and marketing efforts.

WE HAVE LIMITED MANUFACTURING EXPERIENCE

         We have limited experience manufacturing our products in the volumes that will be necessary for us to achieve significant commercial sales, and there can be no assurance that reliable, high volume manufacturing capacity can be established or maintained at commercially reasonable costs. Cardiac Pathways needs to expend significant capital resources and develop manufacturing expertise to establish large scale manufacturing capabilities. Manufacturers often encounter difficulties in scaling up production of new products, including problems involving production yields, quality control and assurance, component supply shortages, shortages of qualified personnel, compliance with FDA regulations, and the need for further FDA approval of new manufacturing processes. In addition, we believes that substantial cost reductions in our manufacturing operations will be required if we are to commercialize our catheters and systems on a profitable basis. Any inability to establish and maintain large scale manufacturing capabilities would have a material adverse effect on our business, financial condition and results of operations.

IF WE LOSE OUR LICENSE TO MANUFACTURE MEDICAL DEVICES IT MAY HARM OUR BUSINESS

         Our manufacturing facilities are subject to periodic inspection by regulatory authorities, and our operations must undergo Quality System Regulations (QSR) compliance inspections conducted by the FDA. Cardiac Pathways is required to comply with QSR in order to produce products for sale in the United States and with ISO9001/EN46001 standards in order to produce products for sale in Europe. If we fail to comply with QSR or ISO9001/EN46001 standards we may be required to take corrective actions, such as modifying our current policies and procedures. Cardiac Pathways has been granted the required license to manufacture medical devices by the State of California. If Cardiac Pathways is unable to maintain such a license, we would be unable to manufacture or ship any product, and such inability would have a material adverse effect on Cardiac Pathways' business, financial condition and results of operations.

OUR PATENT POSITION IS UNCERTAIN AND OUR SUCCESS DEPENDS ON OUR PROPRIETARY
RIGHTS

         Our success will depend in part on our ability to obtain patent and copyright protection for our products and processes, to preserve our trade secrets and to operate without infringing or violating the proprietary rights of third parties. The patent positions of medical device companies, including those of Cardiac Pathways, are uncertain and involve complex and evolving legal and factual questions. The coverage sought in a patent application either can be denied or significantly reduced before or after the patent is issued. Consequently, there can be no assurance that:

              - any patents from pending patent applications or from any future patent application will be issued,
              - the scope of any patent protection will exclude competitors or provide competitive advantages to Cardiac Pathways, or
              - any of Cardiac Pathways' patents will be held valid if subsequently challenged or that others will not claim rights in or ownership of the patents and other proprietary rights held by us.

         In addition, there can be no assurance that competitors, many of which have substantial resources and have made substantial investments in competing technologies, will not seek to apply for and obtain patents that will prevent, limit or interfere with our ability to make, modify, use or sell our products either in the United States or in international markets. Litigation or regulatory proceedings, which could result in substantial cost and uncertainty to Cardiac Pathways, may also be necessary to enforce patent or other intellectual property rights of Cardiac Pathways or to determine the scope and validity of other parties' proprietary rights. There can be no assurance that we will have the financial resources to defend our patents from infringement or claims of invalidity.

         Cardiac Pathways currently holds issued and allowed patents and has pending patents and applications covering a number of fundamental aspects of the Chilli Cooled Ablation System, RPM Tracking System and other products. We currently hold 66 United States issued patents and 4 foreign issued patents. We hold exclusive field-of-use license on 26 United States issued patents. In addition, we have 6 United States pending patent applications. We have also filed or licensed 22 corresponding foreign patent applications that are currently pending in Europe and/or Japan.

IF OTHERS SUCCESSFULLY ASSERT THEIR PROPRIETARY RIGHTS AGAINST US, WE MAY BE PRECLUDED FROM MAKING OR SELLING OUR PRODUCTS

         The medical device industry has been characterized by extensive litigation regarding patents and other intellectual property rights, and companies in the medical device industry have employed intellectual property litigation to gain a competitive advantage. There can be no assurance that we will not become subject to patent infringement claims or litigation in a court of law, or interference proceedings declared by the United States Patent and Trademark Office (Patent and Trademark Office) to determine the priority of inventions or an opposition to a patent grant in a foreign jurisdiction. The defense and prosecution of intellectual property suits, Patent and Trademark Office interference or opposition proceedings and related legal and administrative proceedings are both costly and time-consuming. Any litigation, opposition or interference proceedings will result in substantial expense to Cardiac Pathways and significant diversion of effort by our technical and management personnel. An adverse determination in litigation or interference proceedings to which Cardiac Pathways may become a party could:

              - subject Cardiac Pathways to significant liabilities to third parties,
              - require disputed rights to be licensed from third parties, or
              - require Cardiac Pathways to cease using such technology.

         Although patent and intellectual property disputes in the medical device area have often been settled through licensing or similar arrangements, costs associated with such arrangements may be substantial and could include ongoing royalties. Furthermore, there can be no assurance that necessary licenses from others would be available to us on satisfactory terms, if at all. Adverse determinations in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent us from manufacturing and selling its products, which would have a material adverse effect on our business, financial condition and results of operations. Cardiac Pathways is aware of patents owned or licensed by others and relating to cardiac catheters and cardiac monitoring. Enhancements of our products are still in the design and pre-clinical testing phase. Depending on the ultimate design specifications and results of pre-clinical testing of these enhancements, there can be no assurance that we would be able to obtain a license to such parties' patents or that a court would find that such patents are either not infringed by our enhancements or that our patents are invalid. Further, there can be no assurance that owners or licensees of these patents will not attempt to enforce their patent rights against Cardiac Pathways in a patent infringement suit or other legal proceeding, regardless of the likely outcome of such suit or proceeding.

WE FACE INTENSE COMPETITION

         At present, Cardiac Pathways considers its primary competition to be companies involved in current, more established therapies for the treatment of ventricular tachycardia and atrial fibrillation, including drugs, external electrical cardio version and defibrillation, implantable defibrillators, ablation accompanied by pacemaker implantation and open-heart surgery. In addition, several competitors are also developing new approaches and new products for the treatment and mapping of ventricular tachycardia and other arrythmias, including ablation systems using ultrasound, microwave, laser and cryoablation technologies and mapping systems using contact mapping, single-point spatial mapping and non-contact, multisite electrical mapping technologies. Many of our competitors have an established presence in the field of interventional cardiology and electrophysiology, including:

              - Boston Scientific Corporation,
              - C.R. Bard, Inc.,
              - Johnson and Johnson,
              - St. Jude Medical,
              - Medtronic, Inc., and
              - Endocardial Solutions, Inc.

         Many competitors have substantially greater financial and other resources than Cardiac Pathways, including larger research and development staffs, more experience, capabilities in conducting research and development activities, testing products in clinical trials, obtaining regulatory approvals and manufacturing, marketing and distributing products. There can be no assurance that we will succeed in developing and marketing technologies and products that are more clinically efficacious and cost effective than the more established treatments or the new approaches and products developed and marketed by our competitors. Furthermore, there can be no assurance that we will succeed in developing new technologies and products that are available prior to our competitors' products. If we fail to demonstrate the efficacy and cost effective advantages of our products over those of our competitors or develop new technologies and products before our competitors, this could have a material adverse effect on our business, financial condition and results of operations.

WE ARE SUBJECT TO EXTENSIVE GOVERNMENT REGULATION

         United States The design, pre-clinical and clinical testing, manufacture, labeling, sale, distribution and promotion of our products are subject to regulation by numerous governmental authorities, principally the FDA and corresponding state and foreign regulatory agencies. Noncompliance with applicable requirements can result in, among other things, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, failure of the government to grant Pre-Market Approval (PMA) clearance or PMA approval for devices, withdrawal of marketing authorization, a recommendation by the FDA that Cardiac Pathways not be permitted to enter into government contracts and/or criminal prosecution. The FDA also has the authority to request repair, replacement or refund of the cost of any device manufactured or distributed by Cardiac Pathways.

         Before a new device can be introduced into the market, a manufacturer must generally obtain marketing clearance through a premarket notification under
Section 510(k) of the Federal Food, Drug and Cosmetic Act (FDA Act) or an approval of a PMA application under Section 515 of the FDC Act. Commercial distribution of a device for which a 510(k) clearance is required can begin only after the FDA issues an order finding the device to be "substantially equivalent" to a predicate device. If Cardiac Pathways cannot establish that a proposed device is substantially equivalent to a legally marketed predicate device, Cardiac Pathways must seek premarket approval of the proposed device from the FDA through the submission of a PMA application.

         Cardiac Pathways will be required to make a new 510(k) submission for any device that is cleared through the 510(k) process if it modifies or enhances the device in a manner that could significantly affect safety or effectiveness, or if those changes constitute a major modification in the intended use of the device. If Cardiac Pathways cannot establish that a proposed device is substantially equivalent to a legally marketed predicate device, it must seek premarket approval of the proposed device from the FDA through the submission of a PMA application. There can be no assurance that the FDA will act favorably or quickly on any of our PMA applications. Significant difficulties and costs maybe encountered by Cardiac Pathways in its efforts to obtain FDA clearance that could delay or preclude us from selling its products in the United States. Furthermore, there can be no assurance that the FDA will not request additional data or require that Cardiac Pathways conduct further clinical studies, causing us to incur substantial cost and delay. In addition, there can be no assurance that the FDA will not impose strict labeling requirements, onerous operator training requirements or other requirements as a condition of its PMA approval, any of which could limit our ability to market our systems. Labeling and promotional activities are subject to scrutiny by the FDA and, in certain circumstances, by the Federal Trade Commission (FTC). FDA enforcement policy strictly prohibits the marketing of FDA cleared or approved medical devices for unapproved uses. Further, if a company wishes to modify a product after FDA approval of a PMA, including changes in indications or other modifications that could affect safety or efficacy, additional clearances or approvals will be required from the FDA. Failure to receive or delays in receipt of FDA clearances or approvals, including the need for additional clinical trials or data as a prerequisite to clearance or approval, or any FDA conditions that limit the ability of Cardiac Pathways to market its systems, could have a material adverse effect on our business, financial condition and results of operations.

         International

         The European Union has promulgated rules which require that medical products distributed after June 14, 1998 bear the CE mark, an international symbol of adherence to quality assurance standards and compliance with applicable European medical device directives. Quality system certification is one of the CE mark requirements. Cardiac Pathways has received ISO9001/EN46001 certification by its ISO Certification Registrar, one of the CE mark certification prerequisites, for its manufacturing facility in Sunnyvale, California. Furthermore, in January 1998, Cardiac Pathways received the right to affix the CE mark to its Arrhythmia Mapping System and Chilli Cooled Ablation System. In April 1998, Cardiac Pathways received the right to affix the CE mark to its Radii catheters. In July 1998, we received the right to affix the CE mark to our Trio/Ensemble catheters. In April 2000, Cardiac Pathways received CE mark certification for the RPM tracking system, and for our Chilli Cooled Ablation Catheters incorporating Real-time Position Management navigation technology. While Cardiac Pathways intends to satisfy the requisite policies and procedures that will permit it to receive the CE Mark Certification for other products, there can be no assurance that we will be successful in meeting the European certification requirements and failure to receive the right to affix the CE mark will prohibit us from selling these and other products in member countries of the European Union.

         The time required to obtain approval for sale in foreign countries may be longer or shorter than that required for FDA approval, and the requirements may differ. Export sales of medical devices that have not received FDA marketing authorization are subject to FDA export requirements. In accordance with the FDA Export Reform & Enforcement Act of 1996, such devices may be exported to any country provided that the device meets a number of criteria including marketing authorization in one of the "Tier I" countries identified in that Act. If the device has no marketing authorization in a Tier I country, and is intended for marketing, it may be necessary to obtain approval from the FDA to export the device. In order to obtain export approval, Cardiac Pathways may be required to provide the FDA with documentation from the medical device regulatory authority of the country in which the study is to be conducted or the purchaser is located, stating that the device has the approval of the country. In addition, the FDA must find that the exportation of the device is not contrary to the public health and safety of the country in order for Cardiac Pathways to obtain the permit. We currently have marketing authorization in one or more Tier I countries for all our clinically used products. The RPM Tracking System products are currently undergoing the process and clinical trials necessary to obtain regulatory approvals in Japan.

WE FACE UNCERTAINTY OVER REIMBURSEMENT AND HEALTHCARE REFORM

         In the United States, health care providers, including hospitals and physicians, that purchase medical products for treatment of their patients, generally rely on third party payors, principally federal Medicare, state Medicaid and private health insurance plans, to reimburse all or a part of the costs and fees associated with the procedures performed using these products. Our success will depend upon, among other things, the ability of health care providers to obtain satisfactory reimbursement from third party payors for medical procedures in which our products are used. Third party payors may deny reimbursement if they determine that a prescribed device has not received appropriate regulatory clearances or approvals, is not used in accordance with cost-effective treatment methods as determined by the payor, or is experimental, unnecessary or inappropriate. Third party reimbursement is generally provided on the basis of the procedure's diagnosis-related group (DRG) code as established by the United States Healthcare Financing Administration (HCFA). The failure of the procedures in which our products are used or an insufficient level of reimbursements for such procedures would have a material adverse effect on our business, financial condition and results of operations. In addition, medical equipment reimbursements have been mandated by statute to be reduced in the past, and there can be no assurance that any such reimbursements with respect to Cardiac Pathways' products will be adequate or provided at all. Failure by hospitals and other users of our products to obtain reimbursement from third party payors, or changes in government and private third party payors' policies toward reimbursement for procedures employing our products, would have a material adverse effect on Cardiac Pathways' business, financial condition and results of operations. Moreover, we are unable to predict what additional legislation or regulation, if any, relating to the health care industry or third party coverage and reimbursement may be enacted in the future, or what effect such legislation or regulation would have on Cardiac Pathways.

         Reimbursement systems in international markets vary significantly by country and by region within some countries, and reimbursement approvals must be obtained on a country by country basis. Many international markets have government managed health care systems that control reimbursement for new products and procedures. In most markets, there are private insurance systems as well as government managed systems. Market acceptance of our products will depend on the availability and level of reimbursement in international markets targeted by Cardiac Pathways. There can be no assurance that we will obtain reimbursement in any country within a particular time, for a particular amount, or at all.

         Regardless of the type of reimbursement system, we believes that physician advocacy of our products will be required to obtain reimbursement. Cardiac Pathways believes that less invasive procedures generally provide less costly overall therapies as compared to conventional drug, surgery and other treatments. In addition, Cardiac Pathways believes that treatment with its products will be more efficacious than currently available therapies. Cardiac Pathways anticipates that hospital administrators and physicians would justify the use of its products by the attendant cost savings and clinical benefits that Cardiac Pathways believes would be derived from the use of its products. However, there can be no assurance that this will be the case. There can be no assurance that reimbursement for our products will be available in the United States or in international markets under either government or private reimbursement systems, or that physicians will support and advocate reimbursement procedures using the Cardiac Pathways' products.

WE FACE PRODUCT LIABILITY RISKS AND MAY NOT BE ABLE TO OBTAIN ADEQUATE INSURANCE

         The development, manufacture and sale of medical products entail significant risk of product liability claims and product failure claims. We have only limited commercial sales to date and do not yet have, and will not have for a number of years, sufficient clinical data to allow us to measure the risk of such claims with respect to our products. Cardiac Pathways faces an inherent business risk of financial exposure to product liability claims in the event that the use of our products results in personal injury or death. Cardiac Pathways also faces the possibility that defects in the design or manufacture of our products might necessitate a product recall. There can be no assurance that we will not experience losses due to product liability claims or recalls in the future. In addition, we will require increased product liability coverage if any of our potential products are successfully commercialized. Such insurance is expensive, difficult to obtain and may not be available in the future on acceptable terms, or at all. Any claims against us regardless of their merit or eventual outcome could have a material adverse effect upon our business, financial condition and results of operations.

WE RELY ON A CONTINUOUS POWER SUPPLY TO CONDUCT OUR OPERATIONS, AND CALIFORNIA'S CURRENT ENERGY CRISIS COULD DISRUPT OUR OPERATIONS AND INCREASE OUR EXPENSES

         California is in the midst of an energy crisis that could disrupt our operations and increase our expenses. In the event of an acute power shortage, that is, when power reserves for the State of California fall below 1.5%,California has on some occasions implemented, and may in the future continue to implement, rolling blackouts throughout California. We currently do not have backup generators or alternate sources of power in the event of a blackout, and our current insurance does not provide coverage for any damages we or our customers may suffer as a result of any interruption in our power supply. If blackouts interrupt our power supply, we would be temporarily unable to continue operations at our facilities. Any such interruption in our ability to continue operations at our facilities could damage our reputation, harm our ability to retain existing customers and to obtain new customers, and could result in lost revenue, any of which could substantially harm our business and results of operations.

WE DEPEND ON KEY PERSONNEL AND MUST CONTINUE TO ATTRACT AND RETAIN KEY EMPLOYEES AND CONSULTANTS

         Our ability to operate successfully depends significantly upon the continued service of certain key scientific, technical, clinical, regulatory and managerial personnel, and our continuing ability to attract and retain additional highly qualified scientific, technical, clinical, regulatory and managerial personnel. Competition for such personnel is intense, and there can be no assurance that we can retain such personnel or that we can attract or retain other highly qualified scientific, technical, clinical, regulatory and managerial personnel in the future, including key sales and marketing personnel. The loss of key personnel or the inability to hire and retain qualified personnel could have a material adverse effect upon our business, financial condition and results of operations.

OUR MANAGEMENT TEAM IS NEW TO CARDIAC PATHWAYS

         Cardiac Pathways' management has recently gone through a significant restructuring. Our new President and Chief Executive Officer, Thomas M. Prescott, joined Cardiac Pathways in May 1999. In addition, our Chief Financial Officer and Vice President, Sales each joined Cardiac Pathways in January 2000. We also hired a new Vice President of Human Resources who joined us in July 2000 and a new Vice President, Operations who joined us in December 2000. There can be no assurance that these newly hired officers of Cardiac Pathways will be able to operate effectively with that portion of the management team that was retained.

OUR FUTURE SUCCESS IS DEPENDENT ON OUR ABILITY TO EXPAND OUR MANUFACTURING AND MARKETING EFFORTS

         In order to manufacture and market our products in commercial quantities, we believe that we will be required to expand our operations, particularly in the areas of manufacturing, sales and marketing and, in connection therewith, to have new personnel to work in these areas. There can be no assurance that our officers and sales and marketing personnel will be able to build a successful sales force or that they will be able to operate effectively with the existing management team. As we expand our operations in these areas, such expansion will likely result in new and increased responsibilities for management personnel and place significant strain upon our management, operating and financial systems and resources. To accommodate any such growth and compete effectively, Cardiac Pathways will be required to implement and improve information systems, procedures, and controls, and to expand, train, motivate and manage our work force. Any failure to implement and improve our operational, financial and management systems or to expand, train, motivate or manage employees as required by future growth, if any, could have a material adverse effect on our business, financial condition and results of operations.

OUR STOCK PRICE IS HIGHLY VOLATILE

         The market price of shares of our common stock, like that of the common stock of many medical product and technology companies, has in the past been, and is likely in the future to continue to be highly volatile. Factors that have a significant effect on the market price of our common stock include:

              -   fluctuations in our operating results,
              -   the fact that our common stock is thinly traded,
              - the proportion of ownership between common stockholders and Series B Convertible preferred stockholders,
              - announcements of technological innovations or new commercial products by Cardiac Pathways or competitors,
              -   government regulation,
              - changes in the current structure of the health care financing and payment systems,
              - developments in or disputes regarding patent or other proprietary rights,
              - release of reports by securities analysts and changes in securities analysts recommendations,
              -   economic and other external factors, and
              -   general market conditions.

         Moreover, the stock market has from time to time experienced extreme price and volume fluctuations which have particularly affected the market prices for medical products and high technology companies and which have often been unrelated to the operating performance of such companies. These broad market fluctuations, as well as general economic, political and market conditions, may adversely affect the market price of our common stock. In the past, following periods of volatility in the market price of a company's stock, securities class action litigation has occurred against the issuing company. There can be no assurance that such litigation will not occur in the future with respect to Cardiac Pathways. Such litigation could result in substantial costs and a diversion of management's attention and resources, which could have a material adverse effect on our business, operating results and financial condition. Any adverse determination in such litigation could also subject Cardiac Pathways to significant liabilities.

OUR COMMON STOCK MAY BE DELISTED FROM THE NASDAQ NATIONAL STOCK MARKET

    Our common stock currently trades on the Nasdaq National Stock Market. During the third quarter of fiscal 2001, Cardiac Pathways was advised that the incremental dividend, redemption and liquidation preference features of the Series B Preferred Stock create a presumption that the stock is mandatorily redeemable for financial reporting purposes. In response, we restated our financial statements for the year ended June 30, 2000 and for the subsequent interim periods to exclude the Series B Preferred Stock from total stockholders' equity. As a result of this reclassification, Cardiac Pathways has fallen out of compliance with the $4 million net tangible assets continued listing requirement of the Nasdaq National Market. Cardiac Pathways has advised Nasdaq of its plan and timetable for regaining compliance with the continued listing requirements. Cardiac Pathways has until May 21, 2001 to comply with this continued listing requirement.

         Since January 2001, Cardiac Pathways has been working with counsel, its independent auditors and the SEC to determine how to modify the terms of the Series B Preferred Stock to ensure that the stock is no longer characterized as mandatorily redeemable under generally accepted accounting principles. Once Cardiac Pathways has defined the appropriate modifications acceptable to the accounting authorities and has determined that the Series B Preferred Stockholders are amenable to the revised terms, Cardiac Pathways will reclassify the Series B Preferred Stock back to stockholders' equity. Once reclassified, Cardiac Pathways should regain compliance with the Nasdaq National Market continued listing requirements.

         If Cardiac Pathways is unable to modify the terms of the Series B Preferred Stock in a manner acceptable to the accounting authorities and the Series B Preferred Stockholders, we may not be able to reclassify the Series B Preferred Stock as stockholders' equity. Absent reclassification, Cardiac Pathways will continue to fail the $4 million net tangible assets continued listing requirement of the Nasdaq National Stock Market and, as a result, our common stock may be delisted.

         In addition, on April 24, 2001, the staff of the Nasdaq National Market advised us that, based upon publicly available information we believe to be out-of-date, we have failed to maintain a minimum market value of public float of $5 million over the last 30 consecutive trading days. We have until July 23, 2001 to comply with the $5 million public float requirement. We believe that we currently comply with Nasdaq's public float requirements, and intend to provide updated information to Nasdaq which demonstrates compliance.

         If our common stock is delisted from the Nasdaq National Market, the trading, if any, in our securities would be conducted in the OTC Bulletin Board or the "pink sheets," where stocks are often lightly traded or not traded at all on any given day. Any reduction in our liquidity or active interest on the part of investors in our common stock could have a negative impact on our stockholders, either because of reduced market prices or a lack of a regular, active trading market for our common stock.

         If our common stock is delisted from Nasdaq, an investor might find it more difficult to dispose of, or to obtain accurate quotations as to the value of, our securities. Additionally, delisting of our common stock could hinder our ability to raise capital in the future.

OUR COMMON STOCK MAY BE SUBJECT TO ADDITIONAL REGULATION IF IT IS DELISTED FROM THE NASDAQ NATIONAL STOCK MARKET

         SEC rules require broker-dealers to provide certain information to purchasers of securities traded at less than $5.00 and not traded on a national securities exchange or authorized for quotation on Nasdaq. These rules require broker-dealers to deliver a standard risk disclosure document that provides information about such stocks and the nature and level of risk in the market for such stocks. Broker-dealers must also disclose to prospective purchasers of such stocks bid and offer quotations and broker-dealer and sales person transaction-related compensation information, either orally or in writing prior to effecting a transaction in the stock and again, in writing, prior to or with the requisite confirmation. Finally, broker-dealers generally must make a special written determination that the stock in question is a suitable investment for the prospective purchaser and receive the prospective purchaser's written consent to the transaction before consummating the proposed transaction. If our common stock is delisted from the Nasdaq National Stock Market and becomes subject to the regulations described above, these regulations may lead to a reduction in trading activity in our common stock and make it more difficult for investors to dispose of their stock.

HOLDERS OF OUR SERIES B PREFERRED STOCK ARE ENTITLED TO SIGNIFICANT RIGHTS AND PREFERENCES

         Cardiac Pathways has 27,250 shares of Series B Convertible Preferred Stock outstanding which are convertible, at the option of the holder, into 5.94 million shares of our common stock. The holders of Series B Preferred Stock are currently entitled to significant rights, preferences and privileges over holders of common stock including the right to a preferential cumulative dividend, to certain redemption rights and to a substantial liquidation payment preference over our common stock which is also payable upon any transaction or series of transactions (including, without limitation, any merger, reorganization or consolidation) involving a transfer of 50% or more of the outstanding voting power of Cardiac Pathways.

         The holders of Series B Preferred Stock are also entitled to certain registration rights and enjoy certain protective rights in that their consent is required to effect certain corporate transactions including, but not limited to, amending our certificate of incorporation or by-laws, issuing common or preferred stock, declaring dividends or selling all or substantially all of our stock or assets. It is likely that the preferences and rights enjoyed by the holders of Series B Preferred Stock has a negative impact on the market price of the common stock of Cardiac Pathways. Also, if these holders, by converting their Series B Preferred Stock into common stock and then exercising their registration rights, cause a large number of securities to be registered and sold in the public market, such sales could materially and adversely affect the market price for Cardiac Pathways' common stock. In addition, if we were to include in a registration statement shares held by these holders pursuant to the exercise of their registration rights, such sales may impede our ability to raise needed capital. For a more complete description of the rights, preferences and privileges attaching to the Series B Convertible Preferred Stock refer to the section of our Annual Report on Form 10-K/A for the year ended June 30, 2000 entitled "Item 5. Market for Registrant's Common Equity and Related Stockholder Matters."

THE HOLDERS OF OUR SERIES B PREFERRED STOCK EXERCISE SIGNIFICANT INFLUENCE OVER
US

         The holders of Series B Preferred Stock beneficially own an aggregate of approximately 54.2% of the outstanding voting stock of Cardiac Pathways and are entitled to elect three of five directors to Cardiac Pathways' Board of Directors. These stockholders, if acting together, will be able to significantly influence all matters requiring approval of either the Board of Directors or the stockholders of Cardiac Pathways, including the approval of significant corporate transactions. This concentration of ownership may also delay, deter or prevent a change in control and may make some transactions more difficult or impossible to complete without the support of these stockholders.

THE SALE OR AVAILABILITY FOR SALE OF SUBSTANTIAL AMOUNTS OF OUR COMMON
STOCK COULD CAUSE A DECLINE IN THE MARKET PRICE OF OUR COMMON STOCK, EVEN IF OUR BUSINESS IS DOING WELL

         Sales of substantial amounts of our common stock in the public market or the perception that these sales could occur could cause a decline in the market price of our common stock, especially given the thin trading volume of our publicly held common stock, and could impair our future ability to raise capital through offerings of our common stock. Upon the closing of our private placement financing, which occurred on December 26, 2000, Cardiac Pathways had outstanding an aggregate of 9,000,852 shares of common stock. Of these outstanding shares, 2,142,029 are currently publicly held and 5,858,823 shares may be sold pursuant to a registration statement which was declared effective by the SEC in February, 2001 and upon such sale will be freely tradable without restriction or further registration, unless purchased by our "affiliates" as that term is defined in Rule 144 under the Securities Act of 1933, as amended. The availability for sale of such shares could materially and adversely affect the market price of our common stock.

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

                          CARDIAC PATHWAYS CORPORATION

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

              (a) No exhibits were filed as a part hereof.

              (b) No reports on Form 8-K have been filed for the quarter ended
                  March 31, 2001.

                          CARDIAC PATHWAYS CORPORATION

                                   SIGNATURES

              Pursuant to the requirements of the Securities Exchange Act of
                  1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE:  MAY 15, 2001                    CARDIAC PATHWAYS CORPORATION


                                       /S/ THOMAS M. PRESCOTT
                                       ---------------------------------------
                                       THOMAS M. PRESCOTT
                                       PRESIDENT AND CHIEF EXECUTIVE OFFICER

                                       /S/ ELDON M. BULLINGTON
                                       ---------------------------------------
                                       ELDON M. BULLINGTON
                                       VICE PRESIDENT OF FINANCE AND CHIEF
                                       FINANCIAL OFFICER